Form 10-Q
period 2006-09-30
Boardwalk Bancorp Inc
filed 2006-11-14
CIK 1354835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

0-1354835

(Commision File Number)

BOARDWALK BANCORP, INC.

(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	20-4392739 (IRS Employer Identification Number)

201 Shore Road, Linwood, NJ (Address of principal executive offices)	08221 (Zip Code)

609-601-0600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,428,899 shares as of November 8, 2006.

PART I

Item 1 – Financial Statements

(a)	The following unaudited financial statements and related documents are set forth in this quarterly report on Form 10-Q on the following pages:

Back to Index

BOARDWALK BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	(Unaudited)
	September 30, 2006	December 31, 2005

ASSETS
Cash & due from banks	$6,558	$4,801
Fed funds sold	31	1,873

Cash and cash equivalents	6,589	6,674
Investments - available for sale, amortized cost 2006 - $103,419, 2005 - $82,621	102,376	81,721
Investments - held to maturity, market value 2006 - $45,024, 2005 - $48,159	46,051	49,263

Total Investments	148,427	130,984
Loans	275,296	244,237
Allowance for loan losses	(3,192)	(2,861)

Net loans	272,104	241,376
Premise and equipment, net	15,518	11,725
Accrued interest receivable	2,614	1,843
Bank owned life insurance	7,203	7,006
Accounts Receivable	2,156	1,756
Other assets	350	302

Total assets	$454,961	$401,666

LIABILITIES
Deposits:
Non-Interest bearing	$23,789	$18,797
Interest bearing	61,612	74,663
Time	231,495	179,034

Total deposits	316,896	272,494
Borrowings	97,826	92,695
Accrued interest payable	469	437
Other liabilities	376	697

Total liabilities	415,567	366,323

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: authorized 12,500,000 shares and 3,305,278 issued and outstanding in 2006, 923,157 warrants to buy 969,315 shares of common stock at $11.43 expiring 12/31/06 outstanding in 2006, authorized 12,500,000 shares and 3,081,639 issued and outstanding in 2005, 1,123,888 warrants to buy 1,180,082 shares of common stock at $11.43 expiring 12/31/06 outstanding in 2005.	16,527	15,408
Additional paid in capital	19,054	17,679
Accumulated earnings	4,882	3,195
Accumulated other comprehensive loss, net	(1,069)	(939)

Total shareholders’ equity	39,394	35,343

Total liabilities & shareholders’ equity	$454,961	$401,666

The accompanying notes are an integral part of the financial statements.

Back to Index

BOARDWALK BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months, ended September 30,		For the nine months, ended September 30,

	2006	2005	2006	2005

Interest income:
Interest and fees on loans	$4,966	$3,769	$14,092	$10,162
Interest on short term investments	39	58	192	129
Interest on investment securities	1,800	1,079	5,086	3,076

Total Interest Income	6,805	4,906	19,370	13,367

Interest expense:
Interest on deposits	2,885	1,628	7,570	4,131
Interest on borrowings	888	654	2,584	1,723

Total Interest Expense	3,773	2,282	10,154	5,854

Net interest income	3,032	2,624	9,216	7,513
Provision for loan losses	75	27	338	548

Net interest income after provision for loan losses	2,957	2,597	8,878	6,965

Non-interest income:
Service charges, fees and other income	242	184	691	415
Bank owned life insurance	65	60	197	184
Loss/gain on sales of investment securities available for sale, net	—	(10)	(9)	(31)

Total non-interest income	307	234	879	568

Non-interest expense:
Compensation & benefits	1,299	1,049	3,732	2,782
Occupancy & equipment	369	250	1,006	688
Data processing and other servicing costs	131	106	380	291
Advertising & promotion	42	71	137	146
Professional services	142	95	426	463
Investor Relations	31	17	72	60
Other operating	285	171	830	411

Total non-interest expense	2,299	1,759	6,583	4,841

Income before income taxes	965	1,072	3,174	2,692
Income tax expense	175	342	852	851

Net income	$790	$730	$2,322	$1,841

Earnings per share:
Basic	$0.24	$0.24	$0.73	$0.64
Diluted	$0.22	$0.20	$0.65	$0.55
Weighted average number of shares outstanding:
Basic	3,241,048	3,075,771	3,174,171	2,894,717
Dilutive effect of options and warrants	345,806	498,203	408,449	457,305

Diluted	3,586,854	3,573,974	3,582,620	3,352,022

The accompanying notes are an integral part of the financial statements

Back to Index

BOARDWALK BANCORP, INC.

CONSOLIDATED

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2005	$13,034	$13,046	$1,073	$(122)	$27,031
Comprehensive income
Net income	—	—	2,600	—	2,600
Other comprehensive income:
Change in unrealized gain/loss on investments transferred from AFS to HTM, net of tax
(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of income tax				(6)	(6)
Change in unrealized gain/loss on securities available for sale	—	—	—	(840)	(840)
Less: reclassification adjustment, net of tax	—	—	—	29	29

Net change in unrealized gain/loss on securities available for sale					(811)

Total comprehensive income					1,783
Cash dividend on common stock			(478)		(478)
Tax benefit on 22,345 stock options exercised		19			19
Issuance of Common Stock(431,650 shares)	2,159	4,439			6,598
Shares issued for stock option plans (21,036 shares)	105	33	—	—	138
Shares issued for exercise of 21,012 warrants (22,062 shares)	110	142			252
Declaration of 5% stock dividend	—	—	—	—	—

Balance, December 31, 2005	15,408	17,679	3,195	(939)	35,343
Comprehensive income
Net income	—	—	2,322	—	2,322
Other comprehensive income:
(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of income tax				13	13

Change in unrealized gain/loss on securities available for sale	—	—	—	(150)	(150)
Less: reclassification adjustment, net of tax	—	—	—	7	7

Net change in unrealized gain/loss on securities available for sale					(143)

Total comprehensive income					2,192
Cash dividend on common stock			(635)		(635)
Shares issued for stock option plans (12,872 shares)	64	20			84
Shares issued for exercise of 200,731 warrants (210,767 shares)	1,055	1,355	—	—	2,410

Balance, September 30, 2006 (unaudited)	$16,527	$19,054	$4,882	$(1,069)	$39,394

The accompanying notes are an integral part of the financial statements

Back to Index

BOARDWALK BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,

	2006	2005

	(In thousands)
Cash flows from operating activities:
Net Income	$2,322	$1,841
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	338	548
Loss (gain) on sales of investment securities available for sale	9	31
Loss on retirement of fixed asset		4
Income on bank owned life insurance	(197)	(184)
Depreciation	576	381
Amortization and accretion of premiums and discounts on investments, net	17	44
Amortization and accretion of deferred loan fees and costs	1	(17)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(771)	(549)
Increase in account receivables	(400)	(1,070)
Increase in other assets	(56)	(267)
Increase in accrued interest payable	32	86
Increase (decrease) in other liabilities	(321)	127

Net cash provided by operating activities	1,550	975

Cash flows from investing activities:
Purchases of investments, HTM	(231,224)	(82,016)
Purchase of investments, AFS	(27,416)	(36,679)
Proceeds from sales, calls & maturities of investments	235,828	93,866
Principal collected on mortgage-backed securities	5,219	5,545
Net increase in loans receivable	(31,065)	(49,454)
Purchase of premises and equipment	(4,369)	(3,730)

Net cash used in investing activities	(53,027)	(72,468)

Cash flows from financing activities:
Net increase in deposits	44,402	41,440
Proceeds from borrowings	328,405	208,500
Principal payments on borrowings	(323,274)	(191,416)
Proceeds from issuance of common stock, net	—	6,598
Exercise of 12,872 shares from option plans	84	135
Exercise of 200,731 warrants from unit offering	2,410	240
Cash dividends paid	(635)	(324)

Net cash provided by financing activities	51,392	65,173

Net decrease in cash and cash equivalents	(85)	(6,320)
Cash and cash equivalents at the beginning of the period	6,674	12,087

Cash and cash equivalents at the end of the period	$6,589	$5,767

Supplemental disclosures of cash flow information:
Interest payments	$10,122	$5,768

Net change in unrealized loss on securities available for sale	$(143)	$(576)

(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of income tax	$13	$(9)

Income taxes paid	$1,274	$667

Tax benefit on exercise of stock options	$—	$19

The accompanying notes are an integral part of the financial statements

Back to Index

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Boardwalk Bank (“Bank”) was incorporated under the laws of the State of New Jersey on June 24, 1999. We provide a full range of banking services to individual and corporate customers at our branch offices located in Linwood, Galloway Township, Margate City, Egg Harbor Township, Cape May Court House, and Cape May City, New Jersey, our lending offices in Linwood and Vineland, New Jersey and on a limited basis on the Internet. The Bank is a New Jersey state chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Company (“FDIC”). We are subject to competition from other financial institutions and other financial service companies with respect to these services and customers.

Effective July 1, 2006, the Bank formed a bank holding company, Boardwalk Bancorp, Inc. (Nasdaq “BORD”)(“Boardwalk” or “Bancorp”). Each issued and outstanding share of common stock of the Bank was automatically, without any action on the part of shareholders, converted on July 1, 2006 into one share of common stock of Boardwalk. Each issued and outstanding warrant of the Bank was also automatically converted on July 1, 2006 into one warrant of Boardwalk. The transaction was accounted for in a manner similar to a pooling of interests and, accordingly, amounts in the financial statements prior to July 1, 2006 represent the previously reported amounts for the Bank as Bancorp had no activity prior to that point.

The bank holding company formation was previously approved by shareholders of the Bank at the 2006 Annual Meeting of Shareholders held on April 27, 2006.

Basis of Financial Statement Presentation

The financial statements reflect the consolidated accounts of Bancorp. Such statements have been prepared in accordance with U.S. generally accepted accounting principles and applicable to the banking industry. The information for the interim periods is unaudited and includes all adjustments that are of a normal recurring nature and that management believes to be necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses.

Investment Securities

Debt and equity securities are classified as either held to maturity (“HTM”) or as available for sale (“AFS”). Investment securities that we have the positive intent and ability to hold to maturity are classified as HTM securities and reported at amortized cost. Investment securities not classified as HTM nor held for the purpose of trading in the near term are classified as AFS securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income/(loss), a separate component of stockholders’ equity, net of tax. We currently do not engage in any trading activities. Management determines the appropriate classification of securities at the time of purchase. In addition, management reviews the existing portfolio classifications for appropriateness.

AFS securities include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market interest rates and related changes in the securities’ prepayment risk or to meet liquidity needs.

Amortization of premiums and accretion of discounts on debt securities are recognized in interest income using a constant yield method. Gains and losses on sales of investment securities are computed as of the settlement date on the specific identification basis and included in non-interest income. The unrealized gain or loss at the time a security is transferred from available for sale to held to maturity is amortized over the remaining life of that security.

Back to Index

Accounts Receivable

Accounts Receivable includes a program called Business Manager/Med Cash. Business Manager/Med Cash is a program that enables us to purchase and manage the accounts receivable of credit-worthy merchants with required repurchase of delinquent accounts by the merchant and with the merchant’s repurchase obligation supported by a cash collateral account. The purchase of the merchant’s accounts receivable is recognized as accounts receivable in our financial statements.

Other Assets

Other Assets include prepaid accounts and deferred tax asset accounts.

Borrowings

Borrowings are reverse repurchase agreements or advances with the Federal Home Loan Bank of New York (“FHLBNY”).

Loans

Loans are stated at the principal amount outstanding, net of deferred loan fees and costs. Interest income is accrued on the principal amount outstanding using the interest method. Loan origination fees and related direct costs are deferred and amortized to income over the term of the respective loan and loan commitment period as a yield adjustment.

Non-accrual loans are those on which the accrual of interest has ceased. Non-consumer loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal (i.e. brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest. Consumer loans are not automatically placed on non-accrual status when principal or interest payments are 90 days past due, but in most instances, are charged-off when deemed uncollectible or after reaching 120 days past due.

Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. We had no impaired loans at September 30, 2006 or December 31, 2005.

Allowance for Loan Losses

The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to provide for known and inherent losses of the existing loan portfolio. Management’s judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions, and other relevant factors. Based on all of these factors loans are grouped by relative risk and risk factors assigned to each category. Appropriate reserves are determined for each category based on the risk factors established for that category. Loans or borrowers exhibiting credit deterioration are excluded from these calculations and are assigned specific reserves based on their risk classification.

All commercial borrowers, consumer loans and residential mortgage loans are periodically reviewed for any evidence of credit quality deterioration. Such factors as delinquencies, late payment history, company earnings performance, and company cash flow, downturns in a particular industry and specific changes in the local business environment that may affect a particular business are all considered in identifying weakening credit situations. Each assessment results in the assignment of a risk rating reported in terms of a classification. Results of each assessment are assigned a risk rating, reported in terms of a classification (Superior, Pass, Management Attention, Special Mention, Substandard, Doubtful and Loss). Associated with each classification is a defined set of characteristics that are reflective of the particular level of risk. These defined characteristics provide a common bank-wide basis for quantifying risk so that each loan receives equal assessment.

A third party loan review is conducted annually on all loans over $500,000. Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.

Back to Index

Management uses significant estimates to determine the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond our control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ in the near term.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated on either a straight-line or accelerated basis over the estimated useful lives of the assets as follows: buildings — 39 years; equipment and computer hardware — 3 to 10 years; and software — 3 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses upon disposition are reflected in earnings as realized. Land is carried at cost.

Other Real Estate Owned

Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Other real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. Costs relating to the development or improvement of the properties are capitalized while expenses related to the operation and maintenance of properties are expensed as incurred. Gains and losses upon disposition are reflected in earnings as realized.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable.

Earnings Per Share

Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding. Diluted earnings per share is calculated on the basis of the weighted average number of shares outstanding plus the weighted average number of additional dilutive shares.

Back to Index

Stock Options

We have two stock option compensation plans, a non-qualified plan for the original members of the board of directors of the Bank and a qualified plan for the employees of the Bank. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123R, Accounting for Stock-based Compensation (“FASB 123R”), to stock-based employee compensation.

	For the three months ended:		For the nine months ended:

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

	(In thousands, except per share data)		(In thousands, except per share data)
Net Income
As Reported	$790	$730	$2,322	$1,841
Stock based compensation expense as determined under the fair value method	—	—	—	1

Pro forma	$790	$730	$2,322	$1,840
Basic earnings per share
As Reported	$0.24	$0.24	$0.73	$0.64
Pro forma	$0.24	$0.24	$0.73	$0.64
Fully diluted earnings per share
As Reported	$0.22	$0.20	$0.65	$0.55
Pro forma	$0.22	0.20	$0.65	$0.55

Average Basic Shares	3,241,048	3,075,771	3,174,171	2,894,717

Average Diluted Shares	3,586,854	3,573,974	3,582,620	3,352,022

We sold 1,165,000 warrants to purchase our common stock during 2003. At September 30, 2006 and September 30, 2005, these warrants were dilutive.

We adopted FASB 123R for financial statements beginning January 1, 2006. FASB 123R requires that expenses attributed to vesting options be accrued throughout the vesting period. We anticipate no impact from the implementation of FASB 123R as all outstanding options are fully vested.

In December 2004, the Bank paid a 5% stock dividend that resulted in adjustments to the outstanding options. Each option is now convertible to 1.05 shares of Bancorp common stock.

The following table provides the required disclosure of FASB 123R for all options outstanding and exercisable.

	Number of options	Weighted average exercise price	Cash received on options exercised	Intrinsic value	Weighted average remaining contractual term

Outstanding - 1/1/06	68,005	$7.10		$689	4.82
Granted	—
Exercised	12,260	$6.55	$84	$128	4.20
Expired	—

Outstanding at 9/30/06	55,745	$7.22		$489	4.13

Back to Index

The following table is a schedule of stock options granted and the related vesting periods.

Date of Grant	Number of Options Granted	Number of Options Vested at 12/31/03	Number of Options Vested at 12/31/04	Number of Options Vested at 12/31/05

7/17/2000	181,145	181,145	—	—
9/17/2002	2,800	2,800	—	—
1/22/2004	3,800	—	1,800	3,800

	187,745	183,945	1,800	3,800

The fair value of each option granted in 2004 using the Black Scholes option pricing model was $4.93. Significant assumptions used in the model included a risk-free rate of return of 3.9667%, expected option life of ten years, a 20.515% volatility rate, and annual dividend of $.10. For the options granted in 2002 using the Black Scholes option pricing model the fair value of each option was $3.60. Significant assumptions used in the model included a risk-free rate of return of 3.817%, expected option life of ten years, a 24% volatility rate, and annual dividend of $.075. The fair value of each option granted in 2000 using the Black Scholes option pricing model was $3.12. Significant assumptions used in the model included a risk-free rate of return of 4.891%, a .01% volatility rate, expected option life of ten years and no dividends.

At the Bank’s annual meeting on April 27, 2006, in connection with the formation of the holding company, shareholders of the Bank approved the Boardwalk Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the issuance of 433,155 shares of common stock, subject to certain annual increases, in the form of equity awards to employees and non-employee directors of Bancorp and its subsidiaries. As of the date hereof, no options have been granted under the 2006 Plan.

NOTE 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share calculation.

	Earnings per share table

	For the three months ended:		For the nine months ended:

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

	(Dollars in thousands, except share data)		(Dollars in thousands, except share data)
Net Income	$790	$730	$2,322	$1,841
Weighted average basic number of shares	3,241,048	3,075,771	3,174,171	2,894,717
Dilutive effect of options and warrants	345,806	498,203	408,449	457,305
Weighted average diluted number of shares	3,586,854	3,573,974	3,582,620	3,352,022
Basic Earnings per share	$0.24	$0.24	$0.73	$0.64
Diluted Earnings per share	$0.22	$0.20	$0.65	$0.55

During the first quarter of 2003, the Bank sold 1,165,000 units in an underwritten public offering. Each unit consisted of one share of the Bank’s common stock and one warrant to purchase one share of the Bank’s common stock at a price per share of $12.00 at any time until December 31, 2006. In December 2004, the Bank paid a 5% stock dividend that resulted in adjustments to the outstanding warrants. Each warrant is now convertible to 1.05 shares of Bancorp common stock at $11.43 per share of common stock. The warrants were considered to have a dilutive effect at September 30, 2006 and September 30, 2005.

On April 13, 2005, the Bank closed an underwritten secondary public offering of 400,000 shares of common stock at a public offering price of $17.30 per share. The gross proceeds to the Bank, less $755,493 in aggregate underwriting discounts and other offering expenses and a non-accountable expense allowance of $75,000 for the underwriter, were $6,089,507.

On April 28, 2005, the underwriter exercised its over-allotment option, relating to the Bank’s secondary offering which closed on April 13, 2005, and purchased 31,650 shares of common stock, $5.00 par value per share, at a public offering price of $17.30 per share. The net proceeds to the Bank, after deducting the aggregate underwriting discount of $35,575, were $511,970.

Back to Index

NOTE 3 - REGULATORY RESTRICTIONS

We are subject to various regulatory capital requirements of federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

We must maintain certain minimum capital amounts and ratios to be considered adequately capitalized as set forth in the table below. Management believes that we meet, as of September 30, 2006, all capital adequacy requirements to which we are subject. Management believes that we are well capitalized at September 30, 2006 under the regulatory framework for prompt corrective action provisions of Section 3b of the Federal Deposit Insurance Act.

			Per Regulatory Guidelines

	Actual		Minimum		“Well Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2006
Risk based capital ratios:
Tier I	$39,205	11.24%	$13,952	4.00%	$20,928	6.00%
Total capital	$42,397	12.15%	$27,916	8.00%	$34,895	10.00%
Leverage Ratio	$39,205	8.91%	$17,600	4.00%	$22,001	5.00%
December 31, 2005
Risk based capital ratios:
Tier I	$36,176	11.82%	$12,242	4.00%	$18,363	6.00%
Total capital	$39,037	12.75%	$24,494	8.00%	$30,617	10.00%
Leverage Ratio	$36,176	9.54%	$15,168	4.00%	$18,960	5.00%

Back to Index

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this management discussion and analysis contains forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of this date. We are not obligated to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after this date. Readers should carefully review the risk factors described in other documents we file from time to time with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and any current reports on Form 8-K.

General

Boardwalk Bancorp, Inc. is a New Jersey state chartered bank holding company and its subsidiary, Boardwalk Bank, is a New Jersey state chartered commercial bank headquartered in Linwood, Atlantic County, New Jersey, in the southern Atlantic shore region of the state. We conduct business from our main office in Linwood and branch offices in Galloway Township, Margate City, Egg Harbor Township, Cape May Court House, and Cape May City, New Jersey and lending offices in Linwood and Vineland, New Jersey and on a limited basis on the Internet. Our second branch in Egg Harbor Township, New Jersey opened October 30, 2006. At September 30, 2006, we had total assets of $454,961,000, total deposits of $316,896,000 and shareholders’ equity of $39,394,000.

Our business objective is to be recognized as a reliable and responsive provider of high quality banking services to retail customers, small and mid-sized businesses and professionals located in our target market area of Atlantic, Cape May and Cumberland counties, New Jersey. We actively pursue business relationships with our targeted clientele through diligent calling efforts and by capitalizing on our extensive knowledge of our market’s communities and the businesses serving these communities. The members of our Board of Directors and our loan officers have widespread business experience and contacts in our marketplace and are an important source of new business opportunities. This combined in-depth knowledge of our lending markets has contributed to the our superior loan portfolio credit quality as reflected by only $15,000 of net loan charge-offs since the inception of the Bank. We also offer customized products to meet the needs of our customers, such as loans with variable payment features to account for the seasonal nature of certain of our customers’ businesses and courier service for deposit pickup.

We are a member of the FHLBNY, and our deposits are insured up to the applicable limits by the FDIC. The address of our principal executive office is 201 Shore Road, Linwood, New Jersey 08221, and our telephone number is (609) 601-0600. Our website is www.boardwalkbank.com.

Our revenues are derived principally from interest on our loan and security portfolios. Our primary sources of funds are deposits, capital, repayments, prepayments and maturities of loans, repayments, prepayments and maturities of mortgage-backed and investment securities, and borrowed funds. We face significant competition from other financial institutions, many of which are larger organizations with more resources and locations.

Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on our interest-earning assets, such as loans and securities, and the interest expense paid on our interest-bearing liabilities, such as deposits and borrowed money. We also generate non-interest income such as service charges, income from bank owned life insurance, income from Business Manager/Med Cash and other fees. Our non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing, data processing costs and other operating expenses. We are subject to losses from our loan portfolio if borrowers fail to meet their obligations. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

The following discussion focuses on the major components of our operations. This discussion section should be read in conjunction with the Financial Statements and accompanying notes. Current performance may not be indicative of future performance.

Back to Index

Management Strategy

We established Boardwalk Bank based on the belief that there was and continues to be excellent potential for a locally owned and managed commercial bank in our market area. As a result of increased bank consolidations and mergers in recent years in New Jersey, many local banks have been acquired by larger and out-of-state institutions. For example, some of the largest commercial banks in New Jersey in terms of deposit market share have their headquarters in other states. We believe that this consolidation and merger activity has made it more difficult for small and mid-sized businesses to obtain prompt service and access to decision-makers in many financial institutions. We address this need by offering quality, personalized, and friendly service traditionally associated with local community banks.

We target small and mid-sized businesses as well as professional practices such as medical doctors and lawyers in Atlantic, Cape May and Cumberland counties. We actively pursue business relationships with our targeted clientele through diligent calling efforts, by capitalizing on our knowledge of the market and through pre-existing business relationships. We also benefit from the extensive business contacts of our board members. We consider these contacts to be an important source of new business and we actively pursue business introductions through our board members. Our goal is to establish deposit and lending relationships that are based on service, will result in long-standing relationships and will lead to referrals from our satisfied customers.

Retail customer relationships are also important. We actively pursue retail deposit relationships by designing our deposit products to meet our retail customers’ needs and price these products to be amongst the most competitive in our markets.

An important element of our strategy is to hire bankers who have prior experience as well as pre-existing business relationships in our markets. Our team of lenders and branch personnel has prior experience at community banks and regional banks in our market. It is a fundamental belief of management that having knowledge of our local markets is a critical element in making sound credit decisions. This extensive knowledge of our local markets has allowed us to develop and implement a highly focused and disciplined approach to lending to the vacation-related and other businesses in our market area. We face a substantial challenge as we continue to expand our commercial lending portfolio to find additional lending personnel with experience in our market area. Management believes that the Bank is currently adequately staffed but also believes that the Atlantic, Cape May and Cumberland counties labor pool for experienced commercial lenders is limited. For this reason we have developed an in-house lender training program.

We believe that our approach to building our customer base and our emphasis on service, when combined with the application of sound banking principles, will create value for our shareholders.

Critical Accounting Matters

The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. Management evaluates the estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses and deferred taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following is the critical accounting policy that involves more significant judgment and estimates:

Allowance for Loan Losses

The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to provide for known and inherent losses in the existing loan portfolio. Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.

Management uses significant estimates to determine the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond our control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ in the near term.

Back to Index

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

Results of Operations

We reported an increase of $60,000 or 8.2% in net income to $790,000 or $0.22 per diluted share for the three months ended September 30, 2006 from $730,000 or $0.20 per diluted share for the three months ended September 30, 2005.

Net income for the three months ended September 30, 2006 benefited from growth in loans and a resultant growth in interest income. Interest income improved by $1,899,000 or 38.7% to $6,805,000 for the three months ended September 30, 2006 from $4,906,000 in the same quarter of 2005. The increase in interest income included a 31.8% increase in interest on loans to $4,966,000 for the three months ended September 30, 2006 from $3,769,000 for the three months ended September 30, 2005. Strong deposit growth, increasing deposit competition and rising interest rates contributed to an increase in deposit interest expense. The cost of interest bearing deposits increased from 2.91% for the three month period ended September 30, 2005 to 3.93% for the three month period ended September 30, 2006. Deposit interest expense increased by $1,257,000 to $2,885,000 for the third quarter of 2006 from $1,628,000 during the third quarter of 2005. Interest expense on borrowings also increased as the Bank used borrowings to supplement deposit growth and to fund asset growth. Interest expense on borrowings increased to $888,000 for the three months ended September 30, 2006 from $654,000 for the three months ended September 30, 2005. The provision for loan losses for the three month period ended September 30, 2006 was $75,000. The provision for the third quarter of 2005 was $27,000. Non-interest income increased to $307,000 for the three months ended September 30, 2006 from $234,000 for the three months ended September 30, 2005.

We reported an increase of $481,000 or 26.1% in net income to $2,322,000 or $0.65 per diluted share for the nine months ended September 30, 2006 from $1,841,000 or $0.55 per diluted share for the nine months ended September 30, 2005.

Net income for the nine months ended September 30, 2006 was driven by growth in interest income resulting from continued loan growth. Interest income improved by $6,003,000 or 44.9% to $19,370,000 for the nine months ended September 30, 2006 from $13,367,000 in the same period of 2005. The increase in net interest income included a 38.7% increase in interest on loans to $14,092,000 for the nine months ended September 30, 2006 from $10,162,000 for the nine months ended September 30, 2005. Strong deposit growth and rising deposit rates contributed to an increase in deposit interest expense. The cost of interest bearing deposits increased from 2.62% for the nine month period ended September 30, 2005 to 3.61% for the nine month period ended September 30, 2006. Deposit interest expense increased by $3,439,000 to $7,570,000 for the nine months ended September 30, 2006 from $4,131,000 during the nine months ended September 30, 2005. Interest expense on borrowings also increased as the Bank used borrowings to support asset growth. Interest expense on borrowings increased to $2,584,000 for the nine months ended September 30, 2006 from $1,723,000 for the nine months ended September 30, 2005. The provision for loan losses for the nine month period ended September 30, 2006 was $338,000 reflecting the growth in loans. Non-interest income increased to $879,000 for the nine months ended September 30, 2006 from $568,000 for the nine months ended September 30, 2005.

Net Interest Income

Net interest income is the most significant component of our operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or “spread” between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment and by competition. Net interest margin is the interest income earned on interest earning assets less interest expense paid on interest bearing liabilities, expressed as a percentage of earning assets.

Net interest income for the quarter ended September 30, 2006 grew substantially from the quarter ended September 30, 2005 reflecting the strengthening of our core earnings from continued strong loan growth. Net interest income before provisions for loan losses increased $408,000 or 15.5% to $3,032,000 for the three months ended September 30, 2006 from $2,624,000 for the three months ended September 30, 2005. Increases in interest bearing liability rates exceeded increases in rates on earning assets as deposit competition in the southern New Jersey market increased (see Net Interest Margin and Rate/Volume Analysis). The increase in net interest income is, therefore, attributable largely to growth in earning assets as the net change in volume contributed $350,000 to growth from the quarter ended September 30, 2006 from the same quarter in the previous year while the net impact of changes in interest rates for the same periods was $58,000. Deposit interest expense increased by $1,257,000 to $2,885,000 for the third quarter of 2006 from $1,628,000 during the third quarter of 2005. Increases in deposit interest expense were significantly impacted by strong deposit growth and, to a lesser degree, the impact on deposit rates of increases in general levels of interest rates and growing deposit competition. Interest expense on borrowings increased primarily from additions to borrowings to support asset growth, but were also impacted by rising FHLBNY advance rates. Interest expense on borrowings increased to $888,000 for the three months ended September 30, 2006 from $654,000 for the three months ended September 30, 2005.

Back to Index

Improvements in net interest income for the nine months ended September 30, 2006 were also primarily the result of growth in loans with negligible impact from changes in interest rates. Net interest income before provisions for loan losses increased $1,703,000 or 22.7% to $9,216,000 for the nine months ended September 30, 2006 from $7,513,000 for the nine months ended September 30, 2005. Performance for the nine months ended September 30, 2006 reflected the same impacts from growth and interest rates as the three months ended September 30, 2006. The increase in net interest income is attributable almost entirely to growth in earning assets as the net change in volume contributed $1,585,000 to growth for the nine months ended September 30, 2006 from the same period in the previous year and the net impact of changes in interest rates for the same periods was only $118,000.

Net Interest Margin and Rate/Volume Analysis

Our net interest margin declined during both the three months and nine months ended September 30, 2006 from the same periods in the previous year. For the three months ended September 30, 2006 net interest margin declined to 2.93% from 3.20% for the comparable period in the prior year. For the nine months ended September 30, 2006 net interest margin declined to 3.08% from 3.29% from the comparable period in the prior year. These declines in net interest margin reflect increasing deposit rate competition and the fact that our liabilities have shorter average maturities than the average maturities of our assets and subsequently re-price more frequently. Rising interest rates have, thus, had a more negative impact on interest bearing liability expense than the offsetting favorable impact of rising interest rates on interest earning assets. Yields on loans have also been adversely affected by increased competition for commercial loans in our marketplace. Yields on interest-earning assets rose by 60 basis points to 6.46% for the first nine months of 2006 from 5.86% in the first nine months of 2005 while the cost of interest-bearing liabilities rose by 85 basis points to 3.68% for the first nine months of 2006 from 2.83% in the first nine months of 2005. Loan yields rose as a result of significant loan growth and higher loan rates on new loans.

Average total loans were $268,850,000 for the three months ended September 30, 2006 compared to $222,461,000 for the three months ended September 30, 2005 an increase of 20.9%. Growth in deposits and borrowings and reductions in short-term investments were utilized to fund asset growth. Average interest-bearing liabilities were $378,369,000 for the three months ended September 30 of 2006 up from $294,751,000 for the three months ended September 30 of 2005.

Reflecting the Bank’s continued loan growth, average total loans were $260,634,000 for the nine months ended September 30, 2006 compared to $205,458,000 for the nine months ended September 30, 2005 an increase of 26.9%. Growth in deposits and borrowings were utilized to fund asset growth. Average interest-bearing liabilities were $368,847,000 for the first nine months of 2006 up from $277,023,000 for the first nine months of 2005.

Increases in interest income for the three months ended September 30, 2006 were driven principally by strong loan growth. Increases in interest rates were reflected in asset yields and contributed to a lesser degree to interest income growth. Total interest income for the three months ended September 30, 2006 increased $1,365,000 as a result of growth in asset balances (volume) and $534,000 from increases in average interest rates. Competitive pressures on pricing of both loans and deposits contributed to further negative pressure on net interest margin for the three months ended September 30, 2006. Yields on earning assets rose less than the cost of interest bearing liabilities from the third quarter of 2005 to the third quarter of 2006. Yields on interest-earning assets rose by 58 basis points from 5.99% in the third quarter of 2005 to 6.57% for the third quarter of 2006. Rising interest rates and competitive pricing caused the cost of interest-bearing liabilities to increase by 89 basis points from 3.07% in the third quarter of 2005 to 3.96% for the third quarter of 2006. The impact of changes in interest rates on our net interest income almost equally affected interest bearing liabilities and interest earning assets with only a $58,000 change attributable to net changes in average interest rates from the three months ended September 30, 2005 to the three months ended September 30, 2006. For the three months ended September 30, 2006 net interest margin declined to 2.93% from 3.20% for the three months ended September 30, 2005.

The impact of growth over changes in interest rates was much the same for the nine months ended September 30, 2006 compared to September 30, 2005. Increases in total net interest income for the nine months ended September 30, 2006 from the nine months ended September 30, 2005 can largely be attributed to growth in net earning assets as $1,585,000 was the result of growth in average volumes and a change of just $118,000 is attributable to changes in average rates. Net interest margin declined to 3.08% for the nine months ended September 30, 2006 from 3.29% for the nine months ended September 30, 2005.

Back to Index

Average interest-earning assets as a percent of total assets declined as we devoted more resources to the development of its branch network. As a result of this asset mix change, the ratio of average interest-earning assets to average interest-bearing liabilities decreased to 108.63% for the nine months ended September 30, 2006 from 110.05% for the same period in 2005.

The following table sets forth, for the three month periods ended September 30, 2006 and September 30, 2005, information regarding average balances of assets and liabilities, the total dollar amounts of interest income from interest earning assets, interest expense on interest bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of interest earning assets to interest bearing liabilities. Non accrual loans are included in the average loan balance.

	For the Three Months Ended September 30,

	2006			2005

	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield

	(Dollars in thousands)
Interest Earning Assets
Short Term Investments	$2,916	$39	5.31%	$6,389	$58	3.60%
Investments	139,047	1,800	5.14%	96,231	1,079	4.45%
Loans	268,850	4,966	7.33%	222,461	3,769	6.72%

Total interest earning assets	410,813	$6,805	6.57%	325,081	$4,906	5.99%
Non-interest earning assets	32,022			25,234
Allowance for loan losses	(3,135)			(2,718)

Total assets	$439,700			$347,597
Interest Bearing Liabilities
Interest bearing demand accounts	$33,286	$150	1.79%	$41,935	$197	1.86%
Savings accounts	7,779	26	1.33%	8,240	27	1.30%
Corporate money market accounts	21,218	113	2.11%	24,756	124	1.99%
Certificates of deposit	229,179	2,596	4.49%	146,737	1,280	3.46%
FHLB borrowings	86,907	888	4.05%	73,083	654	3.55%

Total interest bearing liabilities	378,369	$3,773	3.96%	294,751	$2,282	3.07%
Non-interest bearing deposits	22,893			17,000
Other liabilities	953			853

Total liabilities	402,215			312,604
Shareholders’ equity	37,485			34,993

Total liabilities & shareholders’ equity	$439,700	—		$347,597	—

Net interest income		$3,032			$2,624
Net interest spread			2.61%			2.92%
Net interest margin			2.93%			3.20%
Net interest income and margin (tax equivalent basis)(1)		3,099	2.99%		2,627	3.20%
Ratio of average interest earning assets to average interest bearing liabilities	108.57%			110.29%

(1) In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $67,000 and $3,000 for the three month period ended September 30, 2006 and 2005 respectively. The average yield on investments increased to 5.33% from 5.14% for the three month period ended September 30, 2006 and increased to 4.46% from 4.45% for the three month period ended September 30, 2005.

Back to Index

The following table sets forth, for the nine month periods ended September 30, 2006 and September 30, 2005, information regarding average balances of assets and liabilities, the total dollar amounts of interest income from interest earning assets, interest expense on interest bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of interest earning assets to interest bearing liabilities. Non accrual loans are included in the average loan balance.

	For the Nine Months Ended September 30,

	2006			2005

	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield

Interest Earning Assets
Short Term Investments	$5,283	$192	4.86%	$5,538	$129	3.11%
Investments	134,759	5,086	5.05%	93,880	3,076	4.38%
Loans	260,634	14,092	7.23%	205,458	10,162	6.61%

Total interest earning assets	400,676	19,370	6.46%	304,876	13,367	5.86%
Non-interest earning assets	30,436			23,233
Allowance for loan losses	(3,047)			(2,490)

Total assets	$428,065			$325,619

Interest Bearing Liabilities
Interest bearing demand accounts	$36,636	$498	1.82%	$42,836	$538	1.68%
Savings accounts	7,813	78	1.33%	8,476	81	1.28%
Corporate money market accounts	23,710	378	2.13%	23,081	322	1.87%
Certificates of deposit	211,929	6,616	4.17%	136,479	3,190	3.13%
FHLB borrowings	88,759	2,584	3.89%	66,151	1,723	3.48%

Total interest bearing liabilities	368,847	10,154	3.68%	277,023	5,854	2.83%
Non-interest bearing deposits	21,783			15,928
Other liabilities	1,074			689

Total liabilities	391,704			293,640
Shareholders’ equity	36,361			31,979

Total liabilities & shareholders’ equity	$428,065	—		$325,619	—

Net interest income		$9,216			$7,513

Net interest spread			2.78%			3.04%
Net interest margin			3.08%			3.29%
Net interest income and margin (tax equivalent basis)(1)		$9,388	3.13%		$7,517	3.29%
Ratio of average interest earning assets to average interest bearing liabilities	108.63%			110.05%

(1) In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $172,000 and $4,000 for the nine month period ended September 30, 2006 and 2005 respectively. The average yield on investments increased to 5.22% from 5.05% for the nine month period ended September 30, 2006 and was unchanged for the period ended September 30, 2005.

Back to Index

Rate/Volume Analysis

The following tables analyze the dollar amount changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. The tables distinguish between (i) changes attributable to volume (changes in volume multiplied by prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the Average Volume columns and the Average Rate columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated to the change attributable to volume.

	For the Three Months Ended September 30, 2006 Compared to September 30, 2005

	Increase (Decrease) due to changes in:

	Average Volume (i)	Average Rate (ii)	Net Change (iii)

	(In thousands)
Interest Earning Assets
Short Term Investments	$(46)	$27	$(19)
Investments	554	167	721
Loans	857	340	1,197

Total interest income	$1,365	$534	$1,899

Interest Bearing Liabilities
Interest bearing demand accounts	$(39)	$(8)	$(47)
Savings accounts	(2)	1	(1)
Corporate money market accounts	(19)	8	(11)
Certificates of deposit	934	382	1,316
FHLB borrowings	141	93	234

Total interest expense	1,015	476	1,491

Total net interest income	$350	$58	$408

	For the Nine Months Ended September 30, 2006 Compared to September 30, 2005

	Increase (Decrease) due to changes in:

	Average Volume (i)	Average Rate (ii)	Net (iii)

	(In thousands)
Interest Earning Assets
Short Term Investments	$(9)	$72	$63
Investments	1,543	467	2,010
Loans	2,983	947	3,930

Total interest income	$4,517	$1,486	$6,003

Interest Bearing Liabilities
Interest bearing demand accounts	$(84)	$44	$(40)
Savings accounts	(7)	4	(3)
Corporate money market accounts	10	46	56
Certificates of deposit	2,355	1,071	3,426
FHLB borrowings	658	203	861

Total interest expense	2,932	1,368	4,300

Total net interest income	$1,585	$118	$1,703

Back to Index

Interest Income

Total interest income increased to $6,805,000 for the three months ended September 30, 2006 from $4,906,000 for the three month period ended September 30, 2005 fueled primarily by strong loan growth and, to a lesser degree, by increasing interest rates (see discussions above on Net Interest Income and Net Interest Margin and Rate/Volume Analysis). The yield on earning assets was 6.57% and 5.99%, respectively, for the three months ended September 30, 2006 and 2005. The yields on investments and loans were 5.14% and 7.33%, respectively, for the three months ended September 30, 2006 and 4.45% and 6.72%, respectively, for the same period in the prior year.

Total interest income increased to $19,370,000 for the nine months ended September 30, 2006 from $13,367,000 for the nine month period ended September 30, 2005 benefiting from growth in loans. The yield on earning assets was 6.46% and 5.86%, respectively, for the nine months ended September 30, 2006 and 2005. The yields on investments and loans were 5.05% and 7.23%, respectively, for the nine months ended September 30, 2006 and 4.38% and 6.61%, respectively, for the same period in the prior year.

Interest Expense

Total interest expense was $3,773,000 for the three month period ended September 30, 2006 and $2,282,000 for the three months ended September 30, 2005. Interest expense increased due to both the growth in interest bearing liabilities and increasing interest rates. Deposit rates continued to be negatively affected by increases in general levels of interest rates and increased competition for deposits during the third quarter of 2006. The cost of interest bearing deposits increased to 3.93% for the third quarter of 2006 as compared to 2.91% for the third quarter of 2005. The increase in the balances of interest bearing liabilities also contributed to the increase in total interest expense. While we continue to make progress in developing non-interest bearing demand deposit accounts, because of our strong deposit growth, our deposit mix continues to be concentrated in interest bearing deposits consisting of time deposit, business money market, business interest checking and interest checking deposit accounts. The average balances of non-interest bearing accounts increased 34.7% to $22,893,000 for the three month period ended September 30, 2006 from $17,000,000 for the three month period ended September 30, 2005. Average non-interest bearing accounts as a percent of average total deposits, improved to 7.22% as of September 30, 2006 as compared to 7.02% as of September 30, 2005.

Rising rates and increasing competition affected most deposit categories during the third quarter of 2006. The average cost of savings accounts was 1.33% for the third quarter of 2006 compared to 1.30% for the third quarter of 2005. The average cost of certificates of deposit rose to 4.49% for the three months ended September 30, 2006 from 3.46% for the three months ended September 30, 2005. The average cost of interest bearing demand accounts decreased to 1.79% from 1.86%, respectively, for the three months ended September 30, 2006 and September 30, 2005. The average cost of corporate money market deposits was 2.11% and 1.99%, respectively, for the three months ended September 30, 2006 and September 30, 2005. The decrease in the interest bearing demand accounts cost can be attributed primarily to deposits transferred from higher rate interest checking tiers to a new higher yield short term money market certificate of deposit account. The new money market certificate of deposit account was developed to combat higher rate money market accounts at competitor banks. Business money market cost increases are attributable to rate increases on the higher tiers of business money market accounts in response to rising competitive money market account rates.

Interest costs for the nine months ended September 30, 2006 also reflected the impacts of rising levels of interest rates and increased competition. The cost of average interest-bearing deposits was 3.61% and 2.62%, respectively, for the first nine months of 2006 and 2005. The average cost of savings accounts was 1.33% for the first nine months of 2006 and 1.28% for the first nine months of 2005. The impact of increasing competition is particularly evident in certificates of deposit and money market sensitive accounts such as interest bearing demand accounts and corporate money market accounts. The average cost of time deposits was 4.17% for the nine months ended September 30, 2006 up from 3.13% for the nine months ended September 30, 2005. The average cost of interest bearing demand accounts was 1.82% and 1.68%, respectively, for the nine months ended September 30, 2006 and September 30, 2005. The average cost of corporate money market deposits was 2.13% and 1.87%, respectively, for the nine months ended September 30, 2006 and September 30, 2005.

Back to Index

Interest Rate Sensitivity

The asset/liability management, or interest rate risk management, program is focused primarily on evaluating and managing the composition of assets and liabilities in view of various interest rate scenarios. Factors beyond our control, such as market interest rates and competition, may also have an impact on our interest income and interest expense. In the absence of other factors, the yield or return associated with our earning assets generally will increase from existing levels when interest rates rise over an extended period of time and, conversely, interest income will decrease when interest rates decline. In general, interest expense will increase when interest rates rise over an extended period of time and, conversely, interest expense will decrease when interest rates decline. These fluctuations in interest rates will impact not only interest income/expense but also the market value of all interest-earning assets and interest-bearing liabilities, other than those with a short-term maturity. At September 30, 2006, we do not have any hedging transactions in place such as interest rate swaps, futures, caps or floors. We are not directly subject to foreign currency exchange or commodity price risk.

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income while creating an asset/liability structure that maximizes earnings. The Investment/ALCO Committee of the Board of Directors, of the Bank is responsible for monitoring our interest rate risk exposure. We use computer-based simulation models to assess the impact of changes in interest rates on our business plan. The model incorporates management’s business plan assumptions and related asset and liability yields, deposit sensitivity and the size, composition and maturity or re-pricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Our models stress our business plan over a range of higher and lower interest rate scenarios to measure the interest rate risk inherent in the business plan. Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.

Interest Rate Risk Analysis.

The Board of Directors has established limits for interest rate risk in the form of measurements of variability in net interest income. The established limit on variability for interest rate changes is 20% for net interest income at plus 200 basis points and minus 200 basis points. Our modeling technique enables us to identify potential variability in net interest income resulting from changes in interest rates. Five modeling simulations are run under different interest rate scenarios. The scenarios are no change in interest rates, increases of 100 and 200 basis points and decreases of 100 and 200 basis points. The interest rate changes are assumed to occur instantaneously and persist for twelve months. Management believes that it is likely that responses to significant changes in interest rates would result in adjustments to business strategies and pricing during a twelve-month period reducing the value of interest rate risk modeling beyond twelve months. If, at any time, our interest rate risk profile exceeds the policy limits, it is the responsibility of the Investment/ALCO Committee to direct the adjustment of our assets or liabilities mix or business strategies to reduce interest rate risk. Reduction in interest rate risk is accomplished through adjustments to investment portfolio duration, the term to maturity of borrowings, and choice of deposit product emphasis.

Our financial modeling simulates our cash flows, interest income, and interest expense from earning assets and interest bearing liabilities for a twelve month period in each of the five different interest environments using actual individual deposit, loan and investment maturities and rates in the model calculations. Assumptions regarding the likelihood of prepayments on residential mortgage loans and investments are made based on historical relationships between interest rates and prepayments. Commercial loans with prepayment penalties are assumed to pay on schedule to maturity. In actual practice, commercial borrowers may request and be granted interest rate reductions during the life of a commercial loan due to competition from other financial institutions and declining interest rates.

Back to Index

The following tables set forth our interest rate risk profile at September 30, 2006 and December 31, 2005. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

INTEREST RATE RISK MEASUREMENT

	September 30, 2006

	Result	Change from Reference	% Change from Reference	Policy Limit

Net Interest Income

Rates up 200 basis points	$9,930,897	$(1,844,992)	-15.67%	20%
Rates up 100 basis points	$10,804,227	$(971,662)	-8.25%
Rates Unchanged	$11,775,889
Rates down 100 basis points	$12,412,965	$637,076	5.41%
Rates down 200 basis points	$13,076,153	$1,300,264	11.04%	20%

INTEREST RATE RISK MEASUREMENT

	December 31, 2005

	Result	Change from Reference	% Change from Reference	Policy Limit

Net Interest Income

Rates up 200 basis points	$12,269,487	$(266,616)	-2.13%	20%
Rates up 100 basis points	$12,752,199	$216,096	1.72%
Rates unchanged	$12,536,103
Rates down 100 basis points	$13,227,773	$691,670	5.52%
Rates down 200 basis points	$13,135,075	$598,972	4.78%	20%

We continue to be liability sensitive relative to changes in general levels of interest rates. This condition exists because the average term to maturity of our deposit liabilities is shorter than the average remaining term to maturity of our earning assets. Rising rates, therefore, have a negative effect on our net interest income while declining rates can be expected to improve net interest income. Actual results are affected by the slope of the yield curve as well as the general level of interest rates. Generally, a flat yield curve, as we have experienced during 2006, will put pressure on net interest margin and, absent growth in earning assets, have a negative impact on net interest income. The potential volatility in our net interest income has increased since December 31, 2005 from further growth in the loan portfolio and a shift in emphasis in the investment portfolio to longer durations and higher yields. During 2006, principal cash flows from mortgage-backed securities were reinvested in higher yielding tax exempt securities (see “Investment Securities” below). The variation at both up and down 200 basis points is well within the acceptable parameters identified by our Board of Directors of the Bank. The interest rate risk measurement technique presented here is a theoretical measurement of relative risk employing instantaneous and sustained increases in interest rates with no modification of strategies by management. In actual practice interest rates tend to change more gradually over time permitting management to adjust operating strategies to suit changing economic environments.

Non-Interest Income

Non-interest income for the three month period ended September 30, 2006 increased 31% or $73,000 to $307,000 from $234,000 for the same period in the prior year. Non-interest income grew because of increases in numbers of loan and deposit accounts and associated fees and the continued growth of Business Manager/Med Cash. Merchant card services income was essentially the same in 2006 as in 2005. For the three months ended September 30, 2006, service charges, fees and other income of $242,000 consisted primarily of deposit service charges and other deposit fees of $95,000, merchant card services income of $35,000, residential mortgage origination income of $4,000, loan fees of $11,000, Business Manager/Med Cash receivables funding fees of $97,000. Bank owned life insurance (“BOLI”) income for this period was $65,000. There were no losses or gains on sales of securities. For the three months ended September 30, 2005, service charges, fees and other income of $184,000 consisted primarily of deposit service charges and other deposit fees of $62,000, merchant card services income of $34,000, residential mortgage origination income of $35,000, loan fees of $13,000, Business Manager/Med Cash receivables funding fees of $40,000. BOLI income for this period was $60,000. Losses on sales of securities for the period were $10,000.

Back to Index

Non-interest income totals for the nine month period ended September 30, 2006 increased 55% or $311,000 to $879,000 from $568,000 for the same period in the prior year. Non-interest income grew because of increases in numbers of loan and deposit accounts and associated fees and the continued growth of Business Manager/Med Cash. For the nine months ended September 30, 2006, service charges, fees and other income of $691,000 consisted primarily of deposit service charges and other deposit fees of $197,000, merchant card services income of $73,000, debit card interchange income of $52,000, residential mortgage origination income of $36,000, loan fees of $39,000, Business Manager/Med Cash receivables funding fees of $293,000. BOLI income for this period was $197,000. Net gains and losses on sales of securities was $9,000. For the nine months ended September 30, 2005, service charges, fees and other income of $415,000 consisted primarily of deposit service charges and other fees of $129,000, merchant card services income of $66,000, residential mortgage origination income of $81,000, loan fees of $39,000, debit card interchange income of $28,000 and Business Manager/Med Cash receivables funding fees of $72,000. BOLI income for this period was $184,000. Losses on sales of securities were $31,000.

Non-Interest Expense

Non-interest expenses were impacted by both our overall growth in existing departments and the continued expansion of our branch banking and lending networks. While overall expense control continues to be good, our efficiency ratios have increased as the growth of our operating infrastructure has continued during a period when increasing competition has reduced our rate of loan portfolio growth. We believe it is important to continue to position the Bank to expand our market share with appropriately placed additional branches and loan production facilities such as our Cape May City and second Egg Harbor Township branches and Vineland loan production office. Our efficiency ratio for the three months ended September 30, 2006 was 69% compared to 61% for the three months ended September 30, 2005 and 65% for the nine months ended September 30, 2006 compared to 60% for the nine months ended September 30, 2005.

For the three months ended September 30, 2006 and September 30, 2005 non-interest expense was $2,299,000 and $1,759,000, respectively. The largest component of non-interest expense is compensation and benefit expense. For the three months ended September 30, 2006 and September 30, 2005 compensation and benefit expense was $1,299,000 and $1,049,000, respectively. The increase of $250,000 in this category is attributable to increased salary expense due to expanding staffing requirements resulting from our growth, the hiring and training of staff for the new Egg Harbor Township branch office, Cape May Court House and Cape May City branch offices and salary merit increases. Occupancy and equipment expenses were also impacted by branch office expansion. For the three months ended September 30, 2006 and September 30, 2005 occupancy expense was $369,000 and $250,000, respectively. Data processing increased from $106,000 for the third quarter of 2005 to $131,000 for the third quarter of 2006 reflecting primarily the increased costs of additional loan and deposit accounts and additional branch locations. Marketing decreased by $29,000 for the third quarter ending September 30, 2006 totaling $42,000 compared to $71,000 for the same quarter in 2005. Professional services increased from $95,000 for the three month period ended September 30, 2005 to $142,000 for the three month period ended September 30, 2006. Increases in professional services expense reflect expenses associated with the formation of Boardwalk Bancorp, Inc. our bank holding company. Investor relations expense which represents the costs associated with being listed on the Nasdaq Capital Market increased from $17,000 for the three month period ended September 30, 2005 to $31,000 for the three month period ended September 30, 2006.

For the nine months ended September 30, 2006 and September 30, 2005 non-interest expense was $6,583,000 and $4,841,000, respectively. For the nine months ended September 30, 2006 and September 30, 2005 compensation and benefit expense was $3,732,000 and $2,782,000, respectively. The increase of $950,000 in this category is attributable to increased salary expense due to expanding staffing requirements resulting from our growth, merit increases in salaries and to a lesser degree the hiring and training of staff for the new Egg Harbor Township and Cape May Court House branch offices. Occupancy and equipment expenses also increased due to the growth in existing departments of the Bank. For the nine months ended September 30, 2006 and September 30, 2005 occupancy expense was $1,006,000 and $688,000, respectively. Data processing increased from $291,000 for the first nine months of 2005 to $380,000 for the first nine months of 2006. Professional services decreased by $37,000 from $463,000 for the nine month period ended September 30, 2005 to $426,000 for the nine month period ended September 30, 2006. This decrease is primarily attributable to a non-recurring $154,000 charge related to the withdrawal from an Agreement of Sale on a second branch site in Egg Harbor Township. This was to be the second location in the township, and changes in the town center designation made the site economically unsuitable for our development plans. Subsequently, a new agreement was structured and the second Egg Harbor Township branch opened October 30, 2006. The increase in professional services, after the adjustment for the non-recurring charge, is attributable to rising legal costs associated with branch growth, land acquisition and the formation of Boardwalk Bancorp, Inc., annual increases in accounting and audit fees due to growth in the Bank, additional processing costs associated with deposit account growth and increased computer management expense associated with network protection and management. Investor relations expense which represents the costs associated with being listed on the Nasdaq Capital Market increased from $60,000 for the nine month period ended September 30, 2005 to $72,000 for the nine month period ended September 30, 2006. Other operating expenses increased by $419,000 primarily due to increases in expense categories associated with growth such as telephone, supplies, director compensation, employee education and printing.

Back to Index

Provision for Loan Losses

The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of known and inherent losses in the existing loan portfolio. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, the composition of loan types within the portfolio, and other relevant factors. During the three months ended September 30, 2006, we had no loan charge-offs. Since we began operations in July 1999 total net loan charge-offs on all loans have been $15,000 on consumer loans. There have been no net losses on commercial loans, residential mortgage loans or home equity loans.

During the third quarter of 2006 we added $75,000 in provisions to the allowance for loan losses and $27,000 during the third quarter of 2005. The loan loss allowance as a percentage of total loans was 1.16% at September 30, 2006 and 1.19% at September 30, 2005.

Income Taxes

We made provisions for income taxes of $175,000 and $342,000 during the quarters ended September 30, 2006 and September 30, 2005, respectively. During the third quarter of 2006 the Bank determined that it was more likely than not that New Jersey state income tax net operating loss carry forwards would be utilized. The effect of this determination reduced our effective tax rate for the quarter ended September 30, 2006 to 18%. The effective tax rate for the same period in the prior year was 31.9%.

Bancorp made provisions for income taxes of $852,000 and $851,000 during the nine months ended September 30, 2006 and September 30, 2005, respectively. The growth of our tax-exempt security portfolio helped lower the effective tax rate for the nine months ended September 30, 2006 to 26.8% compared to 31.6% for the nine months ended September 30, 2005.

Financial Condition

We continued to experience strong growth in assets and deposits during the first nine months of 2006 although at a pace below our historical growth rates. Growth has been negatively affected primarily by lower loan demand and increasing loan competition. Assets grew $53,295,000 or 13.3% to $454,961,000 at September 30, 2006 from $401,666,000 at December 31, 2005. Loans, net of allowance for losses of $3,192,000 at September 30, 2006 and $2,861,000 at December 31, 2005, grew $30,728,000 or 12.7% to $272,104,000 at September 30, 2006 from $241,376,000 at December 31, 2005. Investments increased to $148,427,000 at September 30, 2006 from $130,984,000 at December 31, 2005. Premise and equipment also increased during the first nine months of 2006 by $3,793,000 from $11,725,000 at December 31, 2005 to $15,518,000 at September 30, 2006. The increase in fixed assets is primarily attributable to the acquisition of land and construction of the second Egg Harbor Township branch and the purchase of the store front condominium in Cape May City for our branch that opened in June 2006. Deposits grew by 16.3% to $316,896,000 at September 30, 2006 from $272,494,000 at December 31, 2005. Our shareholders’ equity increased to $39,394,000 at September 30, 2006 from $35,343,000 at December 31, 2005.

We continue to enjoy superior credit performance in our loan portfolios. During the first nine months of 2006 we experienced no loan charge-offs. Since the inception of the Bank in 1999 we have experienced net loan charge-offs of only $15,000.

Investment Securities

Our investment policies include strict standards on permissible investment categories, credit quality, maturity intervals and investment concentrations. Our investment strategies are aimed at providing liquidity, maximizing income, managing interest rate risk and minimizing credit risk. We consider the investment portfolio as an alternative to loan originations only when excess liquidity cannot be invested in locally originated loans. Management formulates investment strategies and specific programs in conjunction with the Investment/ALCO Committee of the Board of Directors of the Bank. Management is responsible for making the specific investment purchases within such standards. At September 30, 2006, the investment portfolio was primarily comprised of U.S. government agency debt, agency mortgage-backed securities, corporate debt securities, municipal securities and equity securities. During the first nine months of 2006, management focused investment activity on reinvestment of cash flows from the existing portfolio. We took advantage of higher interest rates and our position as a taxable institution to improve returns on the investment portfolio by reinvesting portfolio cash flows in tax exempt municipal securities with call protection to protect yields against potential declines in interest rates. We also continued to focus on improving income on liquidity investments by moving investments from overnight fed funds to commercial paper with maturities of seven to thirty days and higher returns as opportunities permitted.

Back to Index

The estimated fair value of our investment securities available for sale at September 30, 2006 was $102,376,000, including an unrealized loss of $1,044,000, and at December 31, 2005 was $81,721,000, including an unrealized loss of $900,000. We also maintain a held to maturity portfolio for investments we intend to hold to maturity. The held to maturity portfolio is recorded at amortized cost. The amortized cost of the held to maturity portfolio was $46,051,000 and $49,263,000 at September 30, 2006 and December 31, 2005, respectively.

Investment purchases during the nine months ended September 30, 2006 totaled $258,640,000 comprised of $10,821,000 in agency securities, $6,546,000 in corporate debt securities, $2,028,000 in Mortgage Backed Securities, $2,002,000 in U.S. Treasury Obligations, $6,019,000 in state and municipal obligations, $4,558,000 in short-term FDIC insured certificates of deposit, $223,483,000 in commercial paper and $3,183,000 in FHLBNY common stock.

Securities available for sale are stated at fair market value on the balance sheet with an adjustment to equity for unrealized gains and losses.

The composition of our investment portfolio is as follows:

	Available for Sale

	September 30, 2006		December 31, 2005

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In thousands)
U.S. Treasury	$2,002	$2,009	$—	$—
U.S. government agencies	41,140	40,916	32,318	32,043
State & municipal obligations	14,927	14,885	8,841	8,798
Mortgage-backed securities	14,336	14,065	14,315	14,015
Corporate debt securities	22,114	21,707	18,587	18,411
Equity Securities	8,900	8,794	8,560	8,454

Total	$103,419	$102,376	$82,621	$81,721

	Held to Maturity

	September 30, 2006		December 31, 2005

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In thousands)
U.S. government agencies	$24,992	$24,486	$24,970	$24,441
Mortgage-backed securities	14,719	14,198	17,954	17,379
Certificates of Deposit	6,340	6,340	6,339	6,339

Total	$46,051	$45,024	$49,263	$48,159

Back to Index

Loans

The majority of our loan portfolio is collateralized, at least in part, by real estate or secured with personal guarantees. Our loans are mostly made to small and mid-sized businesses and individuals in Atlantic, Cumberland and Cape May counties in New Jersey. We focus our commercial lending activity on small businesses and professionals within these counties.

Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. We manage credit risk through underwriting policies and procedures, loan monitoring practices, and portfolio diversification. Loans above predetermined thresholds are reviewed and approved by the Loan Committee of the Board of Directors, of the Bank. An independent firm is retained to periodically review adherence to underwriting policies and procedures. Interest rate risk is managed within our asset/liability management procedures using various modeling techniques. The majority of our loans are either fixed rate for a period of five years or less, or variable rate.

During the first nine months of 2006, loan growth slowed considerably from the prior year. Net loans grew by $30,728,000 for the nine months ended September 30, 2006 as compared to net loan growth of $48,889,000 during the same period in 2005. Declines in loan growth can be attributed to less demand for new loans, less utilization of existing lines of credit and loan pay-offs, all factors that can be associated with slower economic growth and higher interest rates. Loan growth has also been negatively impacted by increased competition from other financial institutions.

Loan Portfolio

	September 30, 2006		December 31, 2005

	Amount	% of Total	Amount	% of Total

	(Dollars in thousands)
Residential Mortgage	$34,916	12.69%	$33,268	13.62%
Construction	24,927	9.06%	28,097	11.50%
Commercial & commercial real estate	204,997	74.46%	173,148	70.88%
Home Equity	8,911	3.24%	7,504	3.07%
Consumer	1,566	0.57%	2,248	0.92%
Overdrawn Accounts	20	0.01%	28	0.01%
Loans in Process	(94)	-0.03%	—	0.00%

Gross Loans	275,243	100.00%	244,293	100.00%
Deferred Costs, net	53		(56)

Total Loans	275,296		244,237
Allowance for loan losses	3,192		2,861

Net Loans	$272,104		$241,376

Allowance for Loan Losses

We maintain an allowance for loan losses and charge losses to this allowance when loan balances are considered uncollectible. The allowance for loan losses is maintained at a level which represents management’s best estimate of known and inherent losses. Management’s judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions, and other relevant factors. Based on all of these factors loans are grouped by relative risk and risk factors assigned to each category. Appropriate reserves are determined for each category based on the risk factors established for that category. Loans or borrowers exhibiting credit deterioration are excluded from these calculations and are assigned specific reserves based on their risk classification. Because our loan portfolio has only seven years of history, management also uses peer group analysis to gauge the overall reasonableness of our loan loss reserves. Since we began operations in July 1999 total net loan charge-offs have been $15,000 of consumer loans. There have been no net losses on commercial loans, residential mortgage loans or home equity loans. The reserve is adjusted monthly to reflect new loans and pay-offs and to respond to changes in economic conditions and the financial condition of borrowers.

Back to Index

Regulatory authorities, as an integral part of their examination, periodically review our allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of the examination.

Management considers the allowance for loan losses to be reasonable. A reconciliation of the allowance for loan losses has been supplied in the table below.

Non-accrual loans are those where the accrual of interest has ceased. Loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. We had one non-accrual loan for $313,000 at September 30, 2006 and no non-accrual loans at September 30, 2005. There were no impaired loans at September 30, 2006 or September 30, 2005. Deposit accounts overdrawn for more than 30 days are reviewed for collectibility, if collection is doubtful the account is charged-off. Subsequent cash receipts are recorded as recoveries.

	Allowance for Loan Loss Activity September 30,

	2006	2005

	(In thousands)
Balance at beginning of year	$2,861	$2,185
Loan charge-offs	—	—
Overdraft charge-offs	7	—
Recoveries	—	2
Provision for losses	338	548

Balance at end of period	$3,192	$2,735

Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. We had $313,000 of non-performing assets at September 30, 2006 and no non-performing assets at September 30, 2005.

Other Real Estate Owned

We had no other real estate owned at September 30, 2006 or December 31, 2005.

Account Receivables

Account receivables is primarily our Business Manager/Med Cash program. This is a program that enables us to purchase at a discount and manage the accounts receivable of credit-worthy merchants with required repurchase of delinquent accounts by the merchant and with the merchant’s repurchase obligation supported by a cash collateral account. The purchase of the merchant’s accounts receivable is recognized as accounts receivable in our financial statements. The balance in these accounts as of September 30, 2006 and December 31, 2005 was $2,156,000 and $1,756,000, respectively.

Other Assets

Other assets totaled $350,000 at September 30, 2006 compared to $302,000 at December 31, 2005. Other assets at September 30, 2006 were primarily comprised of prepaid expenses of $233,000 and deferred tax items of $85,000. At December 31, 2005, other assets were primarily comprised of deferred tax items of $93,000 and prepaid expenses of $151,000.

Deposits

As a community-based bank, we are largely dependent upon our base of competitively priced deposits to provide a stable source of funding. We have retained and grown our customer base since inception through a combination of additional branch locations, quality service, a well-structured product mix, price, convenience, and a stable and experienced staff.

Back to Index

Total deposits grew by $44,402,000 or 16.29% to $316,896,000 at September 30, 2006 from $272,494,000 at December 31, 2005. Slower loan growth has reduced the need for aggressive deposit growth providing an opportunity to moderate deposit expense in a rising rate environment. Most of the deposit growth in 2006 occurred in the first quarter of 2006. Current deposit gathering efforts are focused on matching deposit growth to the slower rates of loan growth. The majority of our deposits were in time deposits, interest checking and corporate money market accounts. It is our continuing goal to increase non-interest bearing deposits which consist primarily of commercial checking accounts and non-interest retail checking accounts. Non-interest bearing deposits are an important source of funds because they lower overall deposit costs. New branch offices typically experience their most rapid initial growth in interest bearing certificates of deposit. Interest bearing deposits comprised 92.5% of total deposits at September 30, 2006 compared to 93.1% at December 31, 2005. Non-interest bearing deposits were $23,789,000 or 7.5% and $18,797,000 or 6.9% of total deposits, respectively, at September 30, 2006 and December 31, 2005. We anticipate that additional branch offices will enable existing loan customers to move their business deposit accounts to the Bank and support our objective of lowering the cost of our deposit base.

In August 2003, we opened our second branch site in Galloway, NJ. In July 2004, we opened our third branch site in Margate City, NJ. In August 2005, we opened our fourth branch site in Egg Harbor Township, NJ. In October 2005, we opened our fifth branch site in Cape May Court House, NJ and in June 2006, we opened our sixth branch site in Cape May City, NJ. As of September 30, 2006, the Galloway branch had $55,693,000, the Margate branch had $57,056,000, the Egg Harbor Township branch had $37,132,000, the Cape May Court House branch had $32,616,000, and the Cape May City branch had $6,789,000 in total deposits. We opened an additional new branch office in Egg Harbor Township on October 30, 2006.

Borrowings

Borrowings increased to $97,826,000 at September 30, 2006 from $92,695,000 at December 31, 2005. As a community bank, our funding strategy is to utilize deposits from our local marketplace as our primary funding source in order to develop and enhance customer relationships. We utilize borrowings to supplement growth in periods when deposit funding is not adequate, when borrowings are more cost effective or as a short-term liquidity source. We also use FLHBNY advances as a source of longer fixed rate interest bearing liabilities to manage interest rate risk and in anticipation of rising interest rates. All borrowings at September 30, 2006 are reverse repurchase agreements or advances with the FHLBNY. The FHLBNY borrowings are secured by mortgage loans, commercial loans, agency securities and agency mortgage backed securities as collateral. All borrowings at December 31, 2005 were secured FHLBNY advances and reverse repurchase agreements.

The following table summarizes our borrowings. Short-term borrowings have maturity dates of twelve months or less. Long-term borrowings have maturity dates in excess of twelve months.

	Borrowings

	September 30, 2006		December 31, 2005

	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

	(Dollars in thousands)
Short-term:
FHLB New York borrowings	$37,774	4.58%	$11,285	2.97%
Long-term:
FHLB New York borrowings	65,044	4.03%	81,410	3.83%

Total borrowings	$102,818	4.23%	$92,695	3.72%

Other Liabilities

Other liabilities at September 30, 2006 of $376,000 were comprised of income taxes payable of ($271,000), accrued compensation related expenses of $471,000, accounts payable of $31,000, deferred tax liabilities of $71,000, and accrued expenses of $74,000. The income tax payable account fluctuates during the year based on the timing of tax accruals and estimated tax payments. This fluctuation periodically causes the balances to become negative. Other liabilities at December 31, 2005 of $697,000 were comprised of accrued compensation and salaries of $377,000, accounts payable of $40,000, deferred tax liabilities of $71,000, accrued expenses of $59,000 and income taxes payable of $150,000.

Back to Index

Capital

A strong capital position is fundamental to support our continued growth. We are subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier I capital (shareholders’ equity less unrealized gains or losses on available-for-sale securities), Tier II capital (which includes a portion of the allowance for loan losses) and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet financial instruments, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

At September 30, 2006, management believes Bancorp is “well capitalized” and in compliance with all regulatory capital requirements to which it is subject.

Capital Components

	September 30, 2006	December 31, 2005

	(In thousands)
Tier I
Shareholders' equity	$38,242	$35,343
Net unrealized gains(losses) on investments	(1,069)	(939)
Allowable portion of unrealized losses on equity investments	106	106

Total Tier I capital	$39,205	$36,176

Tier II
Allowable portion of the allowance for loan losses	$3,192	$2,861

Total Tier II capital	$3,192	$2,861

Total capital	$42,397	$39,037
Risk Weighted Assets	$348,905	$306,119

Capital Ratios

			Per Regulatory Guidelines

	Actual		Minimum		“Well Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2006
Risk based capital ratios:
Tier I	$39,205	11.24%	$13,952	4.00%	$20,928	6.00%
Total capital	$42,397	12.15%	$27,916	8.00%	$34,895	10.00%
Leverage ratio	$39,205	8.91%	$17,600	4.00%	$22,001	5.00%

December 31, 2005
Risk based capital ratios:
Tier I	$36,176	11.82%	$12,242	4.00%	$18,363	6.00%
Total capital	$39,037	12.75%	$24,494	8.00%	$30,617	10.00%
Leverage ratio	$36,176	9.54%	$15,168	4.00%	$18,960	5.00%

Back to Index

On April 13, 2005, the Bank closed an underwritten secondary public offering of 400,000 shares of common stock at a public offering price of $17.30 per share. The gross proceeds to the Bank, less $755,493 in aggregate underwriting discounts and other related offering expenses and a non-accountable expense allowance of $75,000 for the underwriter, were $6,089,507.

On April 28, 2005, the underwriter exercised its over-allotment option, relating to the Bank’s secondary offering which closed on April 13, 2005, and purchased 31,650 shares of common stock, at the public offering price of $17.30 per share. The net proceeds to the Bank, after deducting the aggregate underwriting discount of $35,575, were $511,970.

Dividend Policy

Our future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, regulation and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Board of Directors out of funds legally available for that purpose.

Dividend payments by Bancorp to its shareholders are subject to the New Jersey Business Corporation Act, and certain rules and policies of the Federal Reserve Board applicable to bank holding companies. Under the New Jersey Business Corporation Act, dividends may generally be paid if, after giving effect to the dividend, a corporation is able to pay its debts as they become due in the usual course of business and its assets are equal to or exceed its liabilities. Federal Reserve Board policy states that a bank holding company should pay cash dividends only out of income over the past year and only if prospective earnings retention is consistent with the corporation’s expected future needs. Funds available for dividend payments by Bancorp will be largely dependent on dividends paid to Bancorp by the Bank, which are subject to the New Jersey Banking Act of 1948 (the “Banking Act”), and the applicable rules of the FDIC. Under the Banking Act, no dividends may be paid by the Bank to Bancorp unless, after payment of the dividend, the capital stock of the Bank would be unimpaired, and (a) the Bank will have a surplus of 50% or more of its capital stock or, if not, (b) the payment of the dividend will not reduce the surplus of the Bank. Under the FDIA, the Bank may not pay a dividend if it is in arrears in the payment of any insurance assessment due to the FDIC. Requirements of federal and state banking agencies for the maintenance of certain levels of capital may also limit the ability of Bancorp and Bank to pay dividends.

We will pay a quarterly cash dividend of $.08 per share on our common stock on November 9, 2006. We plan to continue to pay quarterly cash dividends for the foreseeable future; however, there can be no assurance that adequate dividend paying ability will exist in the future.

Liquidity

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. Our primary sources of funds are deposits, proceeds from principal and interest payments on loans and investments, sales of investments available for sale and borrowings. While maturities and scheduled amortization of loans and investments are a predictable source of funds, economic conditions and competition influence deposit flows and loan prepayments.

We monitor our liquidity position on a daily basis. We use overnight federal funds and short-term securities to absorb daily excess liquidity. Federal funds are sold overnight through a correspondent bank.

In the event we should require funds beyond our ability to generate them internally, additional sources of funds are available through the use of reverse repurchase agreements, a line of credit with the Atlantic Central Bankers Bank, FHLBNY advances, the Federal Reserve Bank discount window or sales of investment securities.

Impact of Inflation and Changing Prices

The financial statements and accompanying notes thereto presented in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank’s operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Back to Index

Recent Accounting Pronouncements

Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123R”)

In December 2004, the Financial Accounting Standards Board,(“FASB”) revised Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123R”). SFAS 123R required that the fair-value-based method of accounting for stock options be used for all public entities and eliminates alternative accounting methods; consequently, similar economic transactions will be accounted for similarly. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as compared to the original statement which permitted entities to account for forfeitures as they occur. In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. SFAS 123R becomes effective for public entities that do not file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original statement will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original statement for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original statement. Pro forma disclosures under the original statement are presented in this footnote under “Stock Options.” Bancorp does not anticipate recording any expense during 2006. Future grants may cause the Bank additional expense.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133 and No. 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Bancorp has not yet determined whether this Statement will have a material impact on their consolidated financial statements upon adoption.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: 1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities; c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: a) amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date; b) fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. Bancorp does not anticipate this Statement will have a material impact on Bancorp’s earnings, financial condition, or equity.

Back to Index

In June 2006, FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48).” FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to the Interpretation, a tax position is recognized if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measure at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are not required to adopt FIN 48 until fiscal year 2007, and therefore have not completed our initial assessment of the impact, if any, that FIN 48 may have on our financial statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference from Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity” hereof.

Item 4 – Controls and Procedures

Bancorp, under the supervision and with the participation of Bancorp’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of Bancorp’s disclosure controls and procedures. Based on that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures were effective as of September 30, 2006. There has been no change in the Bancorp’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Applicable regulations define “disclosure controls and procedures” as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, control and procedures designed to ensure that such information is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Back to Index

PART II

Item 1 - Legal Proceedings

At September 30, 2006, there were no material legal proceedings pending against either the Bank or the Bancorp.

Item 1A – Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the FDIC. Please refer to that section for disclosures regarding the risks and uncertainties related to the Bancorp’s business.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “BORD”. At September 30, 2006, 12,500,000 shares of common stock were authorized and 3,305,278 shares were outstanding. We had 389 shareholders of record as of September 30, 2006 with all shares held by brokers counted as a single shareholder. No other class of stock is authorized or outstanding.

On April 27, 2006, our shareholders approved the reorganization of the Bank into the holding company form of ownership by approving a plan of acquisition pursuant to which the Bank will become a wholly owned subsidiary of Boardwalk Bancorp, Inc., a newly formed New Jersey corporation, and each outstanding share of common stock of the Bank, and each outstanding stock purchase warrant or stock option relating to the Bank’s common stock, was converted into one share of common stock, or a stock purchase warrant or stock option, of the holding company. We completed the holding company reorganization effective July 1, 2006.

Prior to July 1, 2006, the Bank was subject to the informational requirements of the Securities and Exchange Act of 1934, as amended, and in accordance therewith files reports and other information with the FDIC. Reports, registration statements, proxy statements and other information filed by the Bank with the FDIC can be inspected and copied at the public reference facilities maintained by the FDIC at 550 17th Street, N.W., Washington, D.C.

Subsequent to July 1, 2006, the Bancorp is subject to the informational requirements of the Securities and Exchange Act of 1934, as amended, and in accordance therewith files reports and other information with the Securities and Exchange Commission (“SEC”). We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s web site at http://www.sec.gov. You can also read and copy any document we file with the SEC at its public reference facilities at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the SEC’s Regional Offices in Chicago (Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661). Please call the SEC at (800) SEC-0330 for more information on the operation of the Public Reference Room.

Back to Index

Item 6 – Exhibits

3.1

Certificate of Incorporation of Boardwalk Bancorp, Inc. (incorporated by reference to Exhibit B of the proxy statement/prospectus included in Boardwalk Bancorp’s Registration Statement on Form S-4 (File No. 333-132195)).

3.2	Bylaws of Boardwalk Bancorp, Inc. (incorporated by reference to Exhibit C of the proxy statement/prospectus included in Boardwalk Bancorp’s Registration Statement on Form S-4 (File No. 333-132195)).
31.1	Rule 13a-14(a) Certification of Chief Financial Officer.
31.2	Rule 13a-14(a) Certificate of Chief Executive Officer.
32	Certifications of Chief Financial Officer and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boardwalk Bancorp, Inc. (Registrant)
Dated: November 8, 2006
By:	/s/ Wayne S. Hardenbrook

Name: Wayne S. Hardenbrook Title: Chief Financial officer (Authorized Officer and Principal Financial officer)