Form 10-K
period 2006-12-31
Boardwalk Bancorp Inc
filed 2007-03-28
CIK 1354835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
0-1354835
(Commission File Number)
BOARDWALK BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	20-4392739

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

201 Shore Road, Linwood, NJ	08221

(Address of principal executive offices)	(Zip Code)
609-601-0600
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered

Common Stock ($5 par value)	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
     Indicate by check mark if the disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of March 16, 2007, 4,295,235 shares of Common Stock of the Registrant were outstanding and the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $46,293,120 at June 30, 2006.
Documents Incorporated By Reference
     Responses to Items 10,11,12,13 and 14 of Part III of this 10-K are incorporated herein by reference from the Registrant’s definitive proxy statement to be used in connection with its 2007 Annual Meeting of Stockholders.

PART I
Item 1 — Business
Boardwalk Bank/Boardwalk Bancorp, Inc.
     Boardwalk Bank (“the Bank”) is a New Jersey state chartered commercial bank headquartered in Linwood, Atlantic County, New Jersey, in the southern Atlantic shore region of the state. The Bank was organized in 1999. We began operations on July 28, 1999 and conduct business from our main office and lending office in Linwood, branch offices in Galloway Township, New Jersey, Margate, New Jersey, Egg Harbor Township, New Jersey, Cape May Court House, New Jersey and Cape May City, New Jersey.
     Effective July 1, 2006, the Bank formed a bank holding company, Boardwalk Bancorp, Inc. (NASDAQ “BORD”) (“Boardwalk” or “Bancorp”). Each issued and outstanding share of common stock of the Bank was automatically, without any action on the part of shareholders, converted on July 1, 2006 into one share of common stock of Boardwalk. Each issued and outstanding warrant of the Bank was also automatically converted on July 1, 2006 into one warrant of Boardwalk. The transaction was accounted for in a manner similar to a pooling of interests and, accordingly, amounts in the financial statements prior to July 1, 2006 represent the previously reported amounts for the Bank as Bancorp had no activity prior to that point. At December 31, 2006, Bancorp had total assets of $453,280,000, total deposits of $309,953,000 and stockholders’ equity of $51,127,000.
     The bank holding company formation was previously approved by shareholders of the Bank at the 2006 Annual Meeting of Shareholders held on April 27, 2006.
     Our business objective is to be recognized as a reliable and responsive provider of high quality banking services to small and mid-sized businesses and professionals located in our target market area of Atlantic, Cape May and Cumberland counties, New Jersey. We pursue this objective by assembling a team of bankers who have many years of experience in our markets and who we believe are capable of exercising sound business judgment and delivering timely and responsive service. Additionally, the members of our board of directors have extensive business experience in our market area and have extensive contacts in the local community. We also offer customized products to meet the needs of our customers, such as loans with variable payment features to account for the seasonal nature of certain of our customers’ businesses and courier service for deposit pickup.
     We are a member of the Federal Home Loan Bank of New York and our deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The address of our principal executive office is 201 Shore Road, Linwood, New Jersey 08221 and our telephone number is (609) 601-0600. The website for both Bancorp and the Bank is www.boardwalkbank.com. As of December 31, 2006, we had 82 full-time employees and 95 total employees.
Market Area
     We consider our primary market area to be Atlantic, Cape May and Cumberland counties, which includes the southern shore region of New Jersey. The economy in this market area is based upon a variety of service businesses, vacation-related businesses that are concentrated along the coastal areas and, to a lesser degree, commercial fishing and agriculture. In addition, nearby Atlantic City is a major tourist destination, centered around its large gaming industry and it is an important regional economic hub. The Bank is not engaged in lending to the casino industry; however, the employment or businesses of many of our customers directly or indirectly benefit from the industry. While the economies closer to the coastline are somewhat seasonal in nature, the inland areas are comprised of year-round communities. In recent years, the trend has been an increase in year-round residents, including many retirees, as people are attracted by the lower housing prices in this area of the state and the lifestyle advantages of being near the shore area.
     We serve our market through our main office, our branch offices, the use of our courier pick-up service for commercial deposits and our Internet banking service. Additional sites are under consideration in Vineland, New Jersey and Hamilton Township, New Jersey.
Business Strategy
     We established the Bank based on the belief that there was and continues to be excellent potential for a locally owned and managed commercial bank in our market area. In recent years as a result of increased bank consolidations and mergers in New Jersey, many local banks have been acquired by larger and out-of-state institutions. For example, the three largest commercial banks in New Jersey in terms of deposit market share have their headquarters in other states. We believe that this consolidation and merger activity has made it more difficult for small and mid-sized businesses to obtain prompt service and access to decision-makers in many financial institutions. We address this need by offering efficient decision making and quality, personalized, and friendly service traditionally associated with local community banks.
     We target small and mid-sized businesses as well as professional practices such as medical doctors and lawyers in Atlantic, Cape May and Cumberland counties. We actively pursue business relationships with our targeted clientele through diligent calling efforts and by capitalizing on our knowledge of the market and our pre-existing business relationships. We also benefit from the extensive business contacts of our board members. We consider these contacts to be an important source of new business. Our goal is to establish deposit and lending relationships that are based on service, will result in long-standing relationships and will lead to referrals from satisfied customers.
     An important element of our strategy is to hire bankers who have prior experience in our markets as well as pre-existing business relationships. Our team of lenders and branch personnel has prior experience at community banks and regional banks in our market. It is a fundamental belief of management that having knowledge of our local markets is a critical element in making sound credit decisions. This extensive knowledge of our local markets has allowed us to develop and implement a highly focused and disciplined approach to lending to the vacation-related and other businesses in our market area.
     We believe that our approach to building our customer base and our emphasis on service, when combined with the application of sound banking principles, will create value for our shareholders.
Lending Activities
We offer a variety of loan products to our commercial and retail customers. Our lending objectives are as follows:
•	To establish a diversified loan portfolio comprised primarily of commercial loans but including mortgage loans and consumer loans;

•	To provide a satisfactory return to our shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality and a reasonable profit margin;

•	To provide protection for our shareholders by maintaining a prudent level of credit risk; and

•	To provide the highest quality of lending services to small and mid-sized businesses located in the Bank’s extended market area.
     We manage credit risk through underwriting policies and procedures, loan monitoring practices, external loan reviews and portfolio diversification.
     Total loans including deferred fees and cost totaled $277,466,000 and $244,237,000 at December 31, 2006 and December 31, 2005, respectively. Total loans represented approximately 61.3% of total assets at December 3l, 2006 and approximately 60.8% of total assets at December 3l, 2005.
     Loans secured by residential properties include both first and second mortgages on single family dwellings. Mortgage loans secured by residential property totaled $32,216,000 and $33,268,000 at December 31, 2006 and December 31, 2005, respectively. Home equity loans consist of fixed rate, fixed term loans and revolving lines of credit secured by first and second liens on residential real estate properties. The properties include first and second homes and vacation and investment properties. Home equity loans totaled $8,969,000 and $7,504,000 at December 31, 2006 and December 31, 2005, respectively.
     Loans secured by commercial properties include owner occupied commercial properties and income producing properties. Commercial mortgages totaled $156,292,000 and $126,177,000 at December 31, 2006 and December 31, 2005, respectively.
     Commercial loans are generally made to finance the acquisition of machinery and equipment and provide working capital for local commercial, retail and professional companies. These loans are usually secured by business assets, excluding real property, and guaranteed by the owners. Commercial loans totaled $52,340,000 and $46,971,000 at December 31, 2006 and December 31, 2005, respectively.
     Construction loans totaled $26,184,000 and $28,097,000 at December 31, 2006 and December 31, 2005, respectively.

     Consumer loans generally consist of automobile loans and personal loans. Consumer loans totaled $1,480,000 and $2,248,000 at December 31, 2006 and December 31, 2005, respectively.
Investment Activities
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
     At December 3l, 2006 and 2005, respectively, the held to maturity and available for sale investment portfolios totaled $139,342,000 and $130,984,000. Investments as of such dates consisted of U.S. government agency obligations, mortgage-backed securities, corporate bonds, municipal bonds, U.S. treasury securities, and equity securities.
     We view the investment portfolio as a source of earnings and liquidity and a tool for management of interest rate risk. Decisions on types of investments are dictated by investment and balance sheet management policies as approved annually by the Board of Directors. The Bank’s Investment/Asset Liability Committee of the Board of Directors sets investment maturity guidelines and strategies based on the Bank’s financial goals and interest rate sensitivity. Using these guidelines and strategies, the Chief Financial Officer selects the specific investments for the Bank’s portfolio.
     During 2006, to enhance yields we invested in fixed rate fixed rate corporate, municipal securities and callable and non-callable agency securities. To provide protection against rising interest rates we also bought mortgage-backed securities that provide monthly cash flows and variable rate corporate securities. Because of the potential for an economic slow down and associated declining interest rates in 2006, investment purchases during 2006 had longer durations and more call protection than investment purchases during 2005. During 2006, the Bank sold $26,713,000 of investments available for sale. The investment portfolio is viewed as a source of liquidity. Securities held available for sale were sold to fund loan growth. In all instances the securities sold were held at lower yields than the loans subsequently funded with the proceeds of the investment sales. In periods of excess liquidity in addition to investing in fed funds, management’s strategy during 2006 was to invest in higher yielding commercial paper and FDIC insured certificates of deposit. These investments had maturities of one year or less and provided near term liquidity while generating yields in excess of fed funds.
Sources of Funds
     We use deposits and borrowings to finance lending and investment activities. As a community bank we utilize deposits gathered in our market place as our first preference for funding. Borrowing sources include short and long-term reverse repurchase agreements and Federal Home Loan Bank of New York (“FHLBNY”) advances that utilize the Bank’s investment and loan portfolios as collateral. We also utilize marketable Depository Trust Company (“DTC”) listed certificates of deposit as a source of funds These DTC certificates of deposit are issued in the Bank’s name, require no collateral support and provide a national market rate source of funds. At December 31, 2006 and 2005, there were $91,061,000 and $92,695,000 of borrowings outstanding respectively .
Competition
     We actively compete with other financial institutions for deposit and loan business. Competitors include other commercial banks, savings banks, savings and loan associations, insurance companies, securities brokerage firms, credit unions, finance companies, mutual funds, money market funds, and certain government agencies. Financial institutions compete mostly on the quality of services rendered, interest rates offered on deposit accounts, interest charged on loans, service charges, the convenience of banking facilities, location and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.
     Many of these competitors are significantly larger than the Bank and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, the Bank is subject to regulation while certain competitors are not. Non-regulated companies face relatively few barriers for entry into the financial services industry. For more information, see the “Supervision and Regulation” section below.
     Our larger competitors have greater name recognition and greater financial resources than the Bank to finance wide-ranging advertising campaigns. We utilize media advertising, Directors’ referrals, employee calling programs and shareholder referrals to introduce prospective customers to Boardwalk Bank. We compete for business principally on the basis of high quality, personal service to customers, customer access to our decision-makers and competitive interest rates and fees. We strive to provide the best possible access to our banking services by exploring innovative delivery vehicles, such as Internet banking and commercial deposit courier service. As a small, independent, community-based bank, we have hired high quality experienced employees seeking greater responsibility than may be granted by a larger employer and the ability to provide better service from a smaller more responsive bank.
Supervision and Regulation
Bank Regulation
     Bancorp is subject to supervision, regulation and examination by the Securities and Exchange Commission and the Federal Reserve Bank. In addition, we are subject to a variety of local, state and federal laws.
     The Bank is subject to supervision, regulation and examination by the New Jersey Department of Banking and Insurance and the FDIC. In addition, we are subject to a variety of local, state and federal laws.
     Banking regulations include, but are not limited to the following: permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and the safety and soundness of banking practices.
Environmental Laws
     We anticipate that compliance with environmental laws and regulations will not have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean-up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean-up costs, and liability to the institution for clean-up costs if it forecloses on the contaminated property or becomes involved in the management of the property. To minimize this risk, we may require an environmental examination of, and report with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the Bank in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the Bank, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter prospective borrowers from entering into a loan transaction with the Bank. We are not aware of any borrower who is currently subject to any environmental investigation or clean-up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Bank.
Federal Reserve Board Requirements
     Regulation D of the Federal Reserve Board requires all depository institutions to maintain reserves on transaction accounts. These reserves may be in the form of cash or non-interest-bearing deposits with the Federal Reserve Bank of Philadelphia. Under Regulation D, we are not required to reserve on the first $8,500,000 of net transaction accounts, but must maintain 3% reserves on the next $37,300,000. Our required reserves were $25,000 and $1,204,000, respectively, at December 31, 2006 and December 31, 2005.
Item 1A – Risk Factors
     The following list sets forth several risk factors that are unique to Boardwalk Bank.
Our success will depend upon our ability to effectively sustain and manage our future growth.
     During recent years, we have experienced significant growth in our business, and our future business strategy is to continue to expand through additional branching in our market area as profitable opportunities occur. Our ability to continue to grow depends, in part, upon our ability to expand our market share, successfully attract core deposits, and identify attractive commercial lending opportunities. The growth of our commercial loan portfolio has been the principal factor in our increase in gross revenues in the past few years. In the event that we are unable to sustain our growth, our earnings would be adversely affected.
     We believe that we have in place the management and systems, including data processing systems, internal controls and a strong credit culture, to support continued growth. Our continued growth and profitability, however, depend on the ability of our officers and key employees to manage such growth effectively, to attract and retain skilled employees, to maintain adequate internal controls and to maintain strong credit culture. Accordingly, there can be no assurance that we will be successful in managing our expansion, and the failure to do so would adversely affect our financial condition and results of operations.
We depend primarily on net interest income for our earnings rather than fee income.
     Net interest income is the most significant component of our operating income. We do not rely on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest earning assets relative to the amount of interest bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant alternate sources of fee income to make up for decreases in net interest income.
Changes in interest rates may adversely affect our earnings and financial condition.
     Our net income depends primarily upon our net interest income. Net interest income is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds.
     Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience gaps in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest- earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, deflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.
     We also attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect our results of operations and financial performance. A rapid and permanent increase in interest rates would be expected to have a significant negative impact on our net interest income in the short term.
Most of our loans are commercial loans, which have a higher degree of risk than other types of loans.
     A substantial portion of our loan portfolio consists of commercial loans. Commercial loans are often larger and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the property or business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the regional real estate market or economy. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the borrowers’ businesses. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrowers’ ability to repay loans may be impaired, and this would adversely affect our financial condition, results of operations and cash flows.
Most of our loans are secured, in whole or in part, with real estate collateral which is subject to declines in value.
     In addition to considering the financial strength and cash flow characteristics of a borrower, we often secure our loans with real estate collateral. Real estate values and the real estate market are generally affected by, among other things, changes in local, regional or national economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate real estate collateral securing loans during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.
The concentration of our commercial loans in specific business sectors and geographic areas exposes us to the risk of a possible economic downturn affecting those sectors and areas.
     A significant portion of our commercial loans are concentrated in the hospitality, marina and restaurant industries. Many of these businesses are dependent upon seasonal business and other factors beyond the control of the businesses, such as weather and beach conditions along the New Jersey seashore. Any significant or prolonged adverse weather or beach conditions along the New

Jersey seashore could have an adverse impact on the borrowers’ ability to repay loans. In addition, because these loans are concentrated in southern New Jersey, a decline in the general economic conditions of southern New Jersey could adversely affect our financial condition, results of operations and cash flows.
We have incurred and expect to continue to incur significant expenses in connection with our branch expansion.
     We have experienced and expect to further experience growth through branch expansion. We do not expect to open any more branches in 2007 but will continue to evaluate opportunities in the future. A consequence of our growth during our recent branch expansion program is a significant increase in non-interest expenses. These costs are associated with branch construction, increased staffing and equipment needs sufficient to create the infrastructure necessary for branch operations. Unless and until a new branch generates sufficient income to offset these additional costs, the new branch will reduce our earnings.
Loss of our key personnel or an inability to hire and retain qualified personnel could adversely affect our business.
     Our future success in implementing our current business strategy is substantially dependent on the continued services of Michael D. Devlin, our Chairman, President, and Chief Executive Officer, Guy A. Deninger, our Chief Lending Officer, Wayne S. Hardenbrook, our Chief Financial Officer, and other key personnel. The loss of the services of these three officers could have a negative impact on our business because of their business development skills, financial management expertise, lending expertise, years of industry experience and knowledge of our market area. Our success also depends on our ability to hire and retain qualified personnel. Although we have an employment agreement with Mr. Devlin, change in control agreements with our other key officers, and life insurance on certain key employees on which the Bank is named as beneficiary, no assurance can be given that we will continue to benefit from the services of our key employees. Under his agreement, Mr. Devlin, and our other officers and employees who do not have employment agreements, may voluntarily terminate their employment at any time. We cannot assure you that we will be able to continue to benefit from the skills of our management, retain our key personnel or attract the qualified personnel necessary for the management of our business.
If we experience loan losses in excess of our allowance, our earnings will decrease.
     The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.
     We actively manage our non-accruing loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.
Competition from other financial institutions in originating loans and attracting deposits may adversely affect our profitability.
     We face substantial competition in originating loans. This competition comes from other banks, savings institutions, and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.
     In attracting deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns and better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which may increase our cost of funds.
     We also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our earnings and financial condition.
The laws that regulate our operations are designed for the protection of depositors and the public, not our shareholders.
     The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the deposit insurance funds and not for the purpose of protecting shareholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change. We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business. Legislative and regulatory changes may increase our cost of doing business or otherwise adversely affect us and create competitive advantages for non bank competitors.
There is a limited trading market for our common stock, which may adversely impact your ability to sell your shares and the price you receive for your shares.
     Our common stock is quoted on the NASDAQ Global Market under the symbol “BORD,” but is not actively traded. It is not anticipated that an active trading market in our common stock will develop at any other time in the foreseeable future. This means that there may be limited liquidity for our common stock, which may make it difficult for you to buy or sell our common stock, may negatively affect the price of our common stock and may cause volatility in the price of our common stock.
Our common stock is not insured by the FDIC or any other governmental agency and you could lose the value of your entire investment.
     An investment in shares of our common stock is not a deposit and is not insured against loss by the government.
Our management and significant shareholders control a substantial percentage of our stock and therefore have the ability to exercise substantial control over our affairs.
     Because of the large percentage of stock held by our directors and executive officers, such persons could significantly influence the outcome of any matter submitted to a vote of our shareholders even if other shareholders were in favor of a different result.
Item 1B – Unresolved Staff Comments
     None.
Item 2 — Properties
     We own our main office located at 201 Shore Road, Linwood, New Jersey. Our main office is a freestanding building containing 8,454 square feet of office space. In addition to the main office we own a branch office located at 67 East Jimmie Leeds Road, Galloway Township, New Jersey, a branch office located at 9312 Ventnor Avenue, Margate City, New Jersey, a branch office located at 4096 English Creek Avenue, Egg Harbor Township, New Jersey, a branch office located at 907 Route 9 South, Cape May Court House, New Jersey, a branch office located at 315 Ocean Street, Unit 6, Cape May City, New Jersey, and a branch office located at 2251 Ocean Heights Avenue, Egg Harbor Township, New Jersey.
Item 3 — Legal Proceedings
     At December 31, 2006, there were no material legal proceedings pending against Bancorp or the Bank.
Item 4 – Submission of Matters to a Vote of Security Holders
     None

PART II
Item 5 — Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Bancorp’s common stock is quoted on the NASDAQ Global Market under the symbol “BORD.” At December 31, 2006, 12,500,000 shares of common stock were authorized and 4,289,395 shares were outstanding. Bancorp had 382 shareholders of record as of December 31, 2006. At December 31, 2005, 12,500,000 shares of common stock were authorized and 3,081,639 shares were outstanding. The Bank had 421 shareholders of record as of December 31, 2005. No other class of common stock of Bancorp is authorized or outstanding.
     The following table sets forth the range of high and low bid information for Bancorp’s common stock as reported on NASDAQ for the period beginning January 1, 2005 (Prior to formation of Bancorp on July 1, 2006, information relates to the common stock of the Bank.) Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	High	Low
2006:
First Quarter	$18.97	$16.90
Second Quarter	$18.50	$16.50
Third Quarter	$17.00	$15.48
Fourth Quarter	$17.06	$15.92

	High	Low
2005:
First Quarter	$19.00	$16.65
Second Quarter	$17.72	$16.59
Third Quarter	$17.68	$16.20
Fourth Quarter	$17.59	$15.70
     During 2006 we paid quarterly dividends as set forth in the following table.

	Dividend	Date paid
2006:
First Quarter	$0.06	02/13/06
Second Quarter	$0.07	05/18/06
Third Quarter	$0.07	08/07/06
Fourth Quarter	$0.08	11/09/06
     We paid a 5% stock dividend on December 9, 2004. The declaration and payment of future dividends is at the sole discretion of the board of directors and the amount, if any, depends on the earnings, financial condition and capital needs of the Bancorp as well as restrictions arising from federal and state banking laws and regulations to which the Bancorp is subject. See “Business – Regulation – Restrictions on Dividends.”
     During the first quarter of 2003, the Bank sold 1,165,000 units in an underwritten public offering. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at any time prior to December 31, 2006 at a price of $12.00 per share. During 2006, 1,120,255 warrants were exercised for a total of $13,443,000.
     Bancorp did not repurchase any shares of its common stock during the fourth quarter of 2006.
     Prior to July 1, 2006, the Bank was subject to the informational requirements of the Securities and Exchange Act of 1934, as amended, and in accordance therewith filed reports and other information with the FDIC. Reports, registration statements, proxy statements and other information filed by the Bank with the FDIC can be inspected and copied at the public reference facilities maintained by the FDIC at 550 17th Street, N.W., Washington, D.C.
     Subsequent to July 1, 2006, Bancorp is subject to the informational requirements of the Exchange Act, and in accordance therewith files reports and other information with the Securities and Exchange Commission (“SEC”). We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s web site at http://www.sec.gov. You can also read and copy any document we file with the SEC at its public reference facilities at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the SEC’s Regional Offices in Chicago (Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661).

Item 6 – Selected Financial Data

	At and For Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share)
INCOME STATEMENT
Interest income	$26,394	$18,867	$12,699	$9,079	$7,172
Interest expense	14,161	8,492	5,052	3,396	3,134

Net interest income	12,233	10,375	7,647	5,683	4,038
Provision for loan losses	448	674	248	600	424

Net interest income after provision for loan losses	11,785	9,701	7,399	5,083	3,614
Non-interest income	1,197	828	679	797	591
Non-interest expense	8,923	6,719	5,026	3,609	2,847

Income before income tax expense	4,059	3,810	3,052	2,271	1,358
Income tax expense	1,034	1,210	981	847	20

Net income	$3,025	$2,600	$2,071	$1,424	$1,338

PER SHARE INFORMATION [1]
Weighted average basic shares outstanding	3,258,696	2,941,597	2,432,096	2,349,427	1,279,043
Weighted average diluted shares outstanding	3,626,888	3,387,524	2,759,725	2,415,297	1,324,685
Net income	$3,025	$2,600	$2,071	$1,424	$1,338
Basic earnings per share	0.93	0.88	0.85	0.61	1.05
Diluted earnings per share	0.83	0.77	0.75	0.59	1.01
Book Value	$11.92	$11.47	$10.37	$9.71	$9.44
BALANCE SHEET DATA
Loans	$277,466	$244,237	$179,881	$118,042	$86,281
Allowance for loan losses	(3,273)	(2,861)	(2,185)	(1,482)	(1,340)
Total deposits	309,953	272,494	210,954	145,142	104,620
Total assets	453,280	401,666	298,395	221,585	141,551
Total shareholders’ equity	$51,127	$35,343	$27,031	$24,458	$12,072
OPERATING RATIOS
Return on average assets	0.70%	0.77%	0.79%	0.79%	1.06%
Return on average equity	8.01%	7.93%	8.11%	6.35%	11.63%
Interest rate spread	2.71%	3.01%	2.94%	3.10%	3.04%
Net interest margin	3.02%	3.27%	3.14%	3.37%	3.33%
ASSET QUALITY
Non-performing loans/total loans	0.17%	—	—	1.32%	0.84%
Non-performing assets/total assets	0.11%	—	—	0.71%	0.51%
Allowance/total loans	1.18%	1.17%	1.21%	1.26%	1.55%
Allowance/non- performing loans	681.88%	—	—	94.82%	184.32%
Net charge-offs/average loans	0.01%	—	—	0.44%	0.05%
ALLOWANCE FOR LOAN LOSSES
Beginning of the period	$2,861	$2,185	$1,482	$1,340	$882
Charge-offs	(39)	—	—	(474)	(14)
Recoveries	3	2	455	16	48
Provision for loan losses	448	674	248	600	424

End of the period	$3,273	$2,861	$2,185	$1,482	$1,340

CAPITAL RATIOS
Ending equity/ending assets	11.28%	8.80%	9.06%	11.04%	8.53%
Tier I capital/average assets	8.86%	9.54%	9.42%	11.86%	8.27%
Tier I capital/risk-weighted assets	10.96%	11.82%	12.14%	15.84%	10.73%
Total risk-based capital/risk-weighted assets	11.86%	12.75%	13.12%	16.80%	11.94%

[1]	As adjusted for stock dividends

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     In addition to historical information, this management discussion and analysis contains forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties’ that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of this date. Bancorp is not obligated to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after this date. Readers should carefully review the risk factors described in other documents Bancorp files from time to time with the FDIC, including quarterly reports on Form 10-Q and any current reports on Form 8-K.
     The following discussion focuses on the major components of the operations. This discussion section should be read in conjunction with the Financial Statements and accompanying notes. Current performance may not be indicative of future performance.
Management Strategy
     We established Boardwalk Bank based on the belief that there was and continues to be excellent potential for a locally owned and managed commercial bank in our market area. As a result of increased bank consolidations and mergers in recent years in New Jersey, many local banks have been acquired by larger and out-of-state institutions. For example, the three largest commercial banks in New Jersey in terms of deposit market share have their headquarters in other states. We believe that this consolidation and merger activity has made it more difficult for small and mid-sized businesses to obtain prompt service and access to decision-makers in many financial institutions. We address this need by offering quality, personalized, and friendly service traditionally associated with local community banks.
     We target small and mid-sized businesses as well as professional practices such as medical doctors and lawyers in Atlantic, Cape May and Cumberland counties. We actively pursue business relationships with our targeted clientele through diligent calling efforts and by capitalizing on our knowledge of the market and pre-existing business relationships. We also benefit from the extensive business contacts of our board members. We consider these contacts to be an important source of new business. Our goal is to establish deposit and lending relationships that are based on service, will result in long-standing relationships and will lead to referrals from our satisfied customers.
     An important element of our strategy is to hire bankers who have prior experience in our markets as well as pre-existing business relationships. Our team of lenders and branch personnel has prior experience at community banks and regional banks in our market. It is a fundamental belief of management that having knowledge of our local markets is a critical element in making sound credit decisions. This extensive knowledge of our local markets has allowed us to develop and implement a highly focused and disciplined approach to lending to the vacation-related and other businesses in our market area. A substantial challenge we are facing as we continue to expand our commercial lending portfolio will be to find additional lending personnel with experience in our market area. Management believes that we are currently adequately staffed but also believes that the Atlantic, Cape May and Cumberland counties labor pool for experienced commercial lenders is limited. For this reason we have begun the development of an in-house lenders training program.
     We believe that our approach to building our customer base and our emphasis on service, when combined with the application of sound banking principles, will continue to create value for our shareholders.
Critical Accounting Matters
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

Results of Operations — Overview
     Bancorp reported net income of $3,025,000, or $0.83 diluted earnings per share, for the year ended December 31, 2006. This represents an improvement of $425,000 or 16% from the net income of $2,600,000, or $0.77 diluted earnings per share, for year ended December 31, 2005. Return on average assets and return on average shareholders’ equity were .70% and 8.01%, respectively, in 2006 compared with .77% and 7.93%, respectively, in 2005.
     The improvement in net income for 2006 resulted primarily from an increase in net interest income to $12,233,000 in 2006 from $10,375,000 in 2005 and service charges, fees, gain on the cash surrender value of BOLI and other income to $1,253,000 in 2006 from $856,000 in 2005. The increases were partially offset by an increase in non-interest expense from $6,719,000 in 2005 to $8,923,000 in 2006 and an increase in losses on sales of investment securities of $56,000 in 2006 from losses of $23,000 in 2005. Net interest margin declined to 3.02% for 2006 from 3.27% in 2005. Net interest margin was negatively impacted by increases in deposit rates caused by the inverted yield curve and increased competition for deposits from other financial intermediaries. We also experienced increased competition for loans that resulted in lower loan rates.
     The Bancorp reported net income of $2,600,000, or $0.77 diluted earnings per share, for the year ended December 31, 2005. This is an improvement in net income of $529,000 or 26% from $2,071,000, or $0.75 diluted earnings per share, for year ended December 31, 2004. Return on average assets and return on average shareholders’ equity were .77% and 7.93%, respectively, in 2005 compared with .79% and 8.11%, respectively, in 2004. This slight decline in return on equity is primarily the result of issuance of additional shares of common stock in a stock offering in the first quarter of 2005 and additional shares issued for exercises of warrants and options. Return on assets was essentially unchanged in 2005 from 2004.
     The improvement in net income for 2005 resulted primarily from an increase in net interest income to $10,375,000 in 2005 from $7,647,000 in 2004 and service charges, fees, gain on the cash surrender value of BOLI and other income to $856,000 in 2005 from $604,000 in 2004. The increases were partially offset by an increase in non-interest expense from $5,026,000 in 2004 to $6,719,000 in 2005 and a decrease in gains on sales of investment securities to losses of $23,000 in 2005 from gains of $75,000 in 2004. Net interest margin improved to 3.27% for 2005 from 3.15% in 2004. Net interest margin was negatively impacted by growth in interest bearing liabilities that was offset to a lesser degree by declines in interest rates. Net interest margin was positively impacted by increases in loan rates despite much of the growth in deposits being in certificates of deposit.
Net Interest Income
     Net interest income is the most significant component of our operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or “spread” between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment and by competition. Net interest income is also affected by the amount of interest earning assets relative to the amount of interest bearing liabilities.
     Net interest income was $12,233,000 in 2006 compared with net interest income of $10,375,000 in 2005. The increase in net interest income is primarily attributable to significant growth in loans and investments. Average loans and average investments were $265,383,000 and $139,952,000, respectively, in 2006 and $213,634,000 and $103,724,000 respectively, in 2005. While yields on loans and investments increased from 2005 to 2006 these increases were almost completely offset by increases in rates on deposits and borrowings. The yield on average loans was 7.26% in 2006 up from 6.70% in 2005. The yield on average investment securities increased to 5.09% in 2006 from 4.45% in 2005. The cost of average interest-bearing deposits was 3.74% in 2006 up from 2.75% in 2005. The cost of average borrowings was 3.98% in 2006 up from 3.54% in 2005. The cost of average interest bearing liabilities increased to 3.80% for 2006 from 2.94% in 2005. Average interest-bearing deposits were $282,391,000 and $219,769,000 in 2005 and 2004, respectively. Average borrowings were $90,343,000 and $69,385,000 in 2006 and 2005, respectively. Average interest bearing liabilities were $372,734,000 for 2006 up from $289,154,000 for 2005.
     Net interest income was $10,375,000 in 2005 compared with net interest income of $7,647,000 in 2004. The increase in net interest income is attributable to significant growth in loans and investments and to increases in the yields on loans and investments. Increases in yields on loans and investments contributed to an improvement in net interest margin from 3.14% for 2004 to 3.27% for 2005. Average loans and average investments were $213,634,000 and $103,724,000, respectively, in 2005 and $146,648,000 and $96,204,000 respectively, in 2004. The yield on average loans was 6.70% in 2005 up from 6.32% in 2004. The yield on average investment securities increased to 4.45% in 2005 from 3.80% in 2004. Average interest-bearing deposits were $219,769,000 and $170,805,000 in 2005 and 2004, respectively. Average borrowings were $69,385,000 and $51,016,000 in 2005 and 2004, respectively. The cost of average interest-bearing deposits was 2.75% in 2005 up from 2.06% in 2004. The cost of average borrowings was 3.54% in 2005 up from 3.00% in 2004. Average interest bearing liabilities were $289,154,000 for 2005 up from $221,841,000 for 2004. The cost of average interest bearing liabilities increased to 2.94% for 2005 from 2.28% in 2004.

     The following table presents certain key average balance sheet amounts and the corresponding earnings/expenses and yields for the years 2006, 2005 and 2004. Non-accrual loans are included in Loans. Yields are not tax equivalent.
Average Balances, Yields and Interest Income and Expense Summary

	For the Years Ended December 31,
	2006			2005			2004
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield
	(Dollars in thousands)
Interest Earning Assets
Short Term Investments	$4,029	$196	4.86%	$4,799	$156	3.25%	$9,211	$125	1.36%
Investments	135,923	6,919	5.09%	98,925	4,405	4.45%	86,993	3,307	3.80%
Loans	265,383	19,279	7.26%	213,634	14,306	6.70%	146,648	9,267	6.32%

Total interest earning assets	405,335	26,394	6.51%	317,358	18,867	5.95%	242,852	12,699	5.23%
Non-interest earning assets	31,535			24,226			19,466
Allowance for loan losses	(3,098)			(2,554)			(1,771)

Total assets	$433,772			$339,030			$260,547

Interest Bearing Liabilities
Interest bearing demand accounts	$35,574	643	1.81%	$42,781	739	1.73%	$41,096	504	1.23%
Savings accounts	7,626	103	1.35%	8,371	107	1.28%	8,613	108	1.25%
Corporate money market accounts	22,251	472	2.12%	23,843	464	1.95%	16,443	243	1.48%
Certificates of deposit	216,940	9,351	4.31%	144,774	4,727	3.27%	104,673	2,666	2.55%
FHLB borrowings	90,343	3,592	3.98%	69,385	2,455	3.54%	51,016	1,531	3.00%

Total interest bearing liabilities	372,734	14,161	3.80%	289,154	8,492	2.94%	221,841	5,052	2.28%
Non-interest bearing deposits	22,216			16,319			12,531
Other liabilities	1,051			784			699

Total liabilities	396,001			306,257			235,071
Stockholders’ equity	37,771			32,773			25,476

Total liabilities & shareholders’ equity	$433,772	—		$339,030	—		$260,547	—

Net interest income		$12,233			$10,375			$7,647

Net interest spread			2.71%			3.01%			2.95%
Net interest margin			3.02%			3.27%			3.14%
Net interest income and margin (tax equivalent basis)(1)		$12,474	3.08%		$10,396	3.28%		$7,647	3.14%
Ratio of average interest earning assets to average interest bearing liabilities	108.75%			109.75%			109.47%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $241,000 and $21,000 for the twelve month period ended December 31, 2006 and 2005 respectively. The average yield on investments increased to 5.27% from 5.09% for the twelve month period ended December 31, 2006 and increased to 4.47% from 4.45% or the twelve month period ended December 31, 2005. The Bank did not have tax-exempt investments in 2004

Rate/Volume Analysis
     The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The tables distinguish between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the Average Volume and Average Rate columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated to the change attributable to volume.

	For the Year Ended December 31, 2006
	Compared to the Year Ended December 31, 2005
	Increase (Decrease) due to changes in:
	Average Volume	Average Rate	Net
	(i)	(ii)	(iii)
		(In thousands)
Interest Earning Assets
Fed funds sold	$(37)	$77	$40
Investments — available for sale	1,883	631	2,514
Loans	3,759	1,214	4,973

Total interest income	5,605	1,922	7,527

Interest Expense
Interest bearing demand accounts	(130)	34	(96)
Savings accounts	(10)	6	(4)
Corporate money market accounts	(34)	42	8
Certificates of deposit	3,111	1,513	4,624
FHLB borrowings	833	304	1,137

Total interest expense	3,770	1,899	5,669

Total net interest income	$1,835	$23	$1,858

	For the Year Ended December 31, 2005
	Compared to the Year Ended December 31, 2004
	Increase (Decrease) due to changes in:
	Average Volume	Average Rate	Net
	(i)	(ii)	(iii)
		(In thousands)
Interest Earning Assets
Fed funds sold	$(143)	$174	$31
Investments — available for sale	531	567	1,098
Loans	4,486	553	5,039

Total interest income	4,874	1,294	6,168

Interest Expense
Interest bearing demand accounts	29	206	235
Savings accounts	(3)	2	(1)
Corporate money market accounts	144	77	221
Certificates of deposit	1,309	752	2,061
FHLB borrowings	650	274	924

Total interest expense	2,129	1,311	3,440

Total net interest income	$2,745	$(17)	$2,728

Interest Income
     Total interest income was $26,394,000 in 2006 and $18,867,000 in 2005. The growth in interest income is attributable to growth in loans and investments and increases in yields on loans and investments. The yield on earning assets was 6.51% in 2006, an increase from 5.95% in 2005. The yield on average investments increased in 2006 to 5.09% from 4.45% in 2005 and the yield on average loans increased to 7.26% in 2006 from 6.70% in 2005. Increases in loan yields can be attributed to rising interest rates.
     Total interest income was $18,867,000 in 2005 and $12,699,000 in 2004. The growth in interest income is attributable to growth in loans and investments and increases in yields on loans and investments. The yield on earning assets was 5.95% in 2005, an increase from 5.23% in 2004. The yield on average investments increased in 2005 to 4.45% from 3.80% in 2004 and the yield on average loans increased to 6.70% in 2005 from 6.32% in 2004. Increases in loan yields can be attributed to rising interest rates.
Interest Expense
     Total interest expense increased by $5,669,000 or 67% to $14,161,000 for 2006 compared to $8,492,000 for 2005. Interest on deposits increased to $10,569,000 in 2006 from $6,037,000 in 2005. Competition in retail deposit accounts continues to intensify resulting in higher cost for interest bearing deposits in all categories. The cost of average interest-bearing deposits increased to 3.74% in 2006 from 2.75% in 2005. The cost of average time deposits increased to 4.31% in 2006 from 3.27% in 2005. The cost of average savings accounts increased to 1.35% in 2006 from 1.28% in 2005. The cost of average interest bearing retail checking accounts increased to 1.81% in 2006 from 1.73% in 2005. Interest on borrowings increased $1,137,000 to $3,592,000 in 2006 from $2,455,000 in 2005. The increased interest expense on borrowings was the direct result of both an increase in borrowed funds and an increase in the cost of borrowed funds. The cost of interest on average borrowed funds increased to 3.98% in 2006 from 3.54% in 2005.
     Our deposit mix continued to be concentrated in time deposit and interest bearing checking accounts. Interest bearing deposits consisting of certificates of deposit, savings deposits, corporate money market accounts and interest bearing demand accounts comprised 92.7% of average deposits and 93.1% of average deposits during 2006 and 2005, respectively.
     Interest expense increased by $3,440,000 or 68% to $8,492,000 for 2005 compared to $5,052,000 for 2004. Interest on borrowings increased $924,000 to $2,455,000 in 2005 from $1,531,000 in 2004. Interest on deposits increased to $6,037,000 in 2005 from $3,521,000 in 2004. The increased interest expense on borrowings was a direct result of both an increase in borrowed funds and an increase in the cost of borrowed funds. The cost of interest on average borrowed funds increased to 3.54% in 2005 from 3.00% in

2004. Interest bearing deposits consisting of certificates of deposit, savings deposits, corporate money market accounts and interest bearing demand accounts comprised of 93.1% of average deposits and 93.2% of average deposits during 2005 and 2004, respectively. The cost of average interest-bearing deposits increased to 2.75% in 2005 from 2.06% in 2004. The increase in deposit costs was significantly impacted by rising interest rates and by growth in certificates of deposit associated with the opening of the Egg Harbor Township and Cape May Court House branches. Competition in retail deposit accounts continues to intensify resulting in higher cost for interest bearing deposits. Our deposit mix continued to be concentrated in time deposit and interest bearing checking accounts. The cost of average savings accounts was 1.28% and 1.25% in 2005 and 2004, respectively. The cost of average time deposits was 3.27% and 2.55% in 2005 and 2004, respectively. The cost of average interest bearing retail checking accounts were 1.73% in 2005 compared to 1.23% in 2004.
Interest Rate Sensitivity
     The asset/liability management, or interest rate risk management, program is focused primarily on evaluating and managing the composition of assets and liabilities in view of various interest rate scenarios. Factors beyond our control, such as market interest rates and competition, may also have an impact on our interest income and interest expense.
     In the absence of other factors such as growth, the yield or return associated with our earning assets generally will increase from existing levels when interest rates rise over an extended period of time and, conversely, interest income will decrease when interest rates decline. In general, interest expense will increase when interest rates rise over an extended period of time and, conversely, interest expense will decrease when interest rates decline.
     These fluctuations in interest rates will impact not only interest income/expense but also market value of all interest-earning assets and interest-bearing liabilities, other than those with short-term maturities. At December 31, 2005, the Bank does not have any hedging transactions in place such as interest rate swaps, futures, caps or floors. The Bank is not directly subject to foreign currency exchange or commodity price risk.
     Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income while creating an asset/liability structure that maximizes earnings. The Investment/ALCO Committee of the Board of Directors is responsible for monitoring the Bank’s interest rate risk exposure. The Committee reports on interest rate risk to the full Board of Directors quarterly.
     Interest Rate Risk Analysis. Interest rate “gap analysis” is a common, though imperfect, measure of interest rate risk. Boardwalk Bank does not employ “gap analysis” as an interest rate risk management tool but rather relies on computer-based simulation models.
     We use these models to assess the impact of changes in interest rates on the Bank’s business plan. The models incorporate management’s business plan assumptions and related asset and liability yields, deposit sensitivity and the size, composition and maturity or re-pricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Our models stress our business plan over a range of higher and lower interest rate scenarios to measure the interest rate risk inherent in the our business plan. Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.
     Our models calculate theoretical values for changes in net interest income resulting from changes in interest rates. The interest rate changes are assumed to occur instantaneously and to be permanent and reflect no changes in the mix of assets. These interest rate risk calculations are not intended to be a forecast of the performance in changing interest rate environments. Management believes that it is likely that responses to significant changes in interest rates would result in adjustments to business strategies and pricing that would create actual results significantly different from the interest rate risk calculations.
     The Board of Directors has established a limit for interest rate risk in the form of measurement of variability in the theoretical calculation of net interest income. The Board established limits on variability for interest rate changes at 20% for both plus 200 basis points and minus 200 basis points for net interest income. This modeling technique enables us to identify potential variability in net interest income resulting from changes in interest rates. Five modeling simulations are run under different interest rate scenarios. The scenarios are no change in interest rates, increases of 100 and 200 basis points and decreases of 100 and 200 basis points. If, at any time, the Bank’s interest rate risk profile exceeds the policy limits it is the responsibility of the Investment/ALCO Committee of the Bank to adjust the Bank’s assets or liabilities or business strategies to reduce the Bank’s interest rate risk. Reduction in interest rate risk is generally accomplished through adjustments to investment portfolio duration, the term to maturity of borrowings, and choice of deposit products.

     The Bank’s financial modeling simulates the Bank’s cash flows, interest income, and interest expense from earning assets and interest bearing liabilities for a twelve month period in each of the five different interest environments using actual individual deposit, loan and investment maturities and rates in the model calculations. Assumptions regarding the likelihood of prepayments on residential mortgage loans and investments are made based on historical relationships between interest rates and prepayments. Commercial loans with prepayment penalties are assumed to pay on schedule to maturity. In actual practice commercial borrowers may request and be granted interest rate reductions during the life of a commercial loan due to competition from financial institutions and declining interest rates.
     The following tables set forth the Bank’s interest rate risk profile at December 31, 2006 and December 31, 2005. The interest rate sensitivity of Boardwalk Bank’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	INTEREST RATE RISK MEASUREMENT
	December 31, 2006
			% Chng	Policy
Net Interest Income	Result	Change from Ref.	from Ref.	Limit
Rates up 200 basis points	11,608,136	$(1,347,927)	-10.40%	20%
Rates up 100 basis points	12,296,439	$(659,624)	-5.09%
Rates unchanged	12,956,063
Rates down 100 basis points	13,535,642	$579,579	4.47%
Rates down 200 basis points	14,192,801	$1,236,738	9.55%	20%

	INTEREST RATE RISK MEASUREMENT
	December 31, 2005
			% Chng	Policy
Net Interest Income	Result	Change from Ref.	from Ref.	Limit
Rates up 200 basis points	12,269,487	$(266,616)	-2.13%	20%
Rates up 100 basis points	12,752,199	$216,096	1.72%
Rates unchanged	12,536,103
Rates down 100 basis points	13,227,773	$691,670	5.52%
Rates down 200 basis points	13,135,075	$598,972	4.78%	20%
     Our interest rate risk continues to be well within the limits prescribed by our policy. During 2006 growth in interest bearing liabilities, particularly deposits, occurred in longer maturity categories helping to reduce our sensitivity to instantaneous increases in interest rates.
Non-Interest Income
     Non-interest income increased by $369,000 or 45% to $1,197,000 for the year ended December 31, 2006 compared to $828,000 for the year ended December 31, 2005. This increase was primarily attributable to increases in service charges and fee income associated with growth in loans and deposits, growth in merchant card services and additions to our receivable financing program. In 2006 service charges, fees and other income increased to $971,000 from $610,000 in 2005. BOLI income for 2006 increased to $282,000 from $246,000 in 2005 as we bought more Bank Owned Life Insurance. Gains on sales of investments and loans were a net loss of $56,000 in 2006 as compared to a net loss of $28,000 in 2005.
     Non-interest income increased by $149,000 or 22% to $828,000 for the year ended December 31, 2005 compared to $679,000 for the year ended December 31, 2004. This increase was primarily attributable to increases in service charges and fee income associated with increases in loans and deposits, growth in merchant card services and additions to our receivable financing program. In 2005 service charges, fees and other income increased to $610,000 from $358,000 in 2004. BOLI income for 2005 was unchanged from 2004 at $246,000 and gains on sales of investments were a net loss of $23,000 in 2005 as compared to a net gain of $75,000 in 2004.

Non-Interest Expense

	For the Years Ended December 31,
	2006	2005	2004
		(In thousands)
Compensation and benefits	$4,935	$3,835	$2,864
Occupancy & equipment	1,386	996	720
Data processing and other servicing	530	397	349
Advertising & promotion	187	223	125
Professional services	585	567	362
Investor Relations	102	77	45
Other operating	1,198	624	561

Total non-interest expense	$8,923	$6,719	$5,026

     Non-interest expenses increased by $2,204,000 to $8,923,000 for the year ended December 31, 2006 compared to $6,719,000 for the year ended December 31, 2005. For 2006, compensation and benefit expenses increased 29% to $4,935,000 from $3,835,000 in 2005. Control of non-interest expense continues to be effective despite growth in the Bank. The Bank’s efficiency ratio for 2006 was 66% up from 60% in 2005. Efficiency ratio is non-interest expense divided by net interest income plus non-interest income, excluding gains on sale, and is a measure of the operating cost incurred to produce core operating income. The increase in non-interest expense is primarily attributable to expanded staffing requirements resulting from the Bank’s growth. All categories within non-interest expense reflect the growth of the Bank including data processing expenses which increased to $530,000 in 2006 from $397,000 in 2005 as the number of loan and deposit accounts grew. The increase in the occupancy and equipment expenses is due to the new Cape May City and Ocean Heights branches that opened in 2006 and a full year of the English Creek and Cape May Court House branches that opened in 2005. Occupancy and equipment expenses increased to $1,386,000 in 2006 from $996,000 in 2005.
     Non-interest expenses increased by $1,693,000 to $6,719,000 for the year ended December 31, 2005 compared to $5,026,000 for the year ended December 31, 2004. For 2005, compensation and benefit expenses increased 34% to $3,835,000 from $2,864,000 in 2004. Control of non-interest expense continues to be effective despite growth in the Bank. The Bank’s efficiency ratio for 2005 was 60% down from 61% in 2004. Efficiency ratio is non-interest expense divided by net interest income plus non-interest income, excluding gains on sale, and is a measure of the operating cost incurred to produce core operating income. The increase in non-interest expense is primarily attributable to expanded staffing requirements resulting from the Bank’s growth. All categories within non-interest expense reflect the growth of the Bank including data processing expenses which increased to $397,000 in 2005 from $349,000 in 2004 as the number of loan and deposit accounts grew. The increase in the occupancy and equipment expenses is due to the new English Creek and Cape May Court House branches that opened in 2005 and a full year of the Margate branch that opened in 2004. Occupancy and equipment expenses increased to $996,000 in 2005 from $720,000 in 2004.
Provision for Loan Losses
     The provision for loan losses charged to operating expense reflects the amount necessary to maintain an appropriate allowance for loan losses. The allowance for loan losses is management’s best estimate of known and inherent losses in the existing loan portfolio. Management’s judgment is based on the evaluation of individual loans, diversification of the loan portfolio, delinquency statistics, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, past experience, the assessment of current economic conditions, and other relevant factors. Appropriate reserves are determined for each category based on the risk factors established for that category. Loans or borrowers exhibiting credit deterioration are excluded from these calculations and are assigned specific reserves based on the nature and severity of the credit deterioration.
     All commercial borrowers, consumer loans and residential mortgage loans are reviewed monthly for any evidence of credit quality deterioration. Such factors as delinquencies, late payment history, company earnings performance, company cash flow, downturns in a particular industry and specific changes in the local business environment that may affect a particular business are all considered in identifying weakening credit situations. Each assessment results in the identification of any loans exhibiting signs of deterioration that may require specific reserves. Results of each assessment will be the assignment of a risk rating, reported in terms of a classification (i.e., Pass, Management Attention, Special Mention, Substandard, Doubtful and Loss). Behind each classification is a defined set of characteristics that are reflective of the particular level of risk. These defined characteristics provide a common bank-wide basis for quantifying risk so that each loan receives equal assessment.

     In all cases, loan loss allocations will be assigned based on an evaluation of pledged collateral.
     A third party loan review is conducted three times a year resulting in all loans over $500,000 being reviewed each year.
     Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.
     During 2006, the Bank had $39,000 of loan and overdrawn account charge-offs. During the same period $3,000 was recovered on loans previously charged-off. During 2005, the Bank had no commercial loan charge-offs and $2,000 was recovered on loans previously charged-off. Due to the Banks superior loan performance to date charge-off and non-performing trends may not be indicative of future performance.
     Management uses significant estimates to determine the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers’ perceived financial and managerial strengths, the adequacy of the underlying collateral, if collateral dependent, or the present value of future cash flows, and other relevant factors. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond the Bank’s control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ in the near term.
     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.
Income Taxes
     Income taxes for the year ended December 31, 2006 were accrued in the amount of $1,034,000 at an effective rate of 25.47%.
     Income taxes for the year ended December 31, 2005 were accrued in the amount of $1,210,000 at an effective rate of 31.76%.
     Income taxes for the year ended December 31, 2004 were accrued in the amount of $981,000 at an effective rate of 32.14%.
     The reduced effective tax rate for calendar year 2006 is the result of the state and municipal investment portfolio increasing from an average balance in 2005 of $1.1 million to an average balance in 2006 of $12.8 million, yielding additional interest income of $500,000.
Financial Condition — Overview
     Total assets increased by $51,614,000 or 12.9% to $453,280,000 at December 31, 2006 from $401,666,000 at December 31, 2005. This increase was primarily due to a $32,817,000 increase in net loans and a $8,358,000 increase in the investment portfolio. Loan growth was the result of continued pursuit of the Bank’s strategic objective to grow commercial loan market share in Atlantic, Cape May and Cumberland counties. Commercial loans increased $35,484,000 and construction loans decreased $1,913,000 during 2006. Residential mortgage, home equity and consumer loans were virtually unchanged with a combined decrease of $355,000. The growth in the loan portfolio is a continuation of our focus on commercial lending. We utilize the investment portfolio to generate earnings, manage interest rate risk and store liquidity. During 2006, mortgage-backed securities increased by $252,000, corporate bonds increased by $9,305,000, municipal bonds increased by $6,128,000 and treasury securities increased by $2,003,000. These increases were offset by a decrease in agency securities of $7,846,000. The net increase was primarily funded by a $37,459,000 increase in deposits. Borrowings decreased $1,634,000.
Investment Securities
     The Bank’s investment policies include strict standards on permissible investment categories, credit quality, maturity intervals and investment concentrations. Management formulates investment strategies and specific programs in conjunction with the Investment Committee of the Board of Directors. Management is responsible for making the specific investment purchases within such standards.

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
     Our investment strategies are aimed at maximizing income, managing interest rate risk, providing liquidity and avoiding credit risk. During the year ended December 31, 2006, we invested excess cash flows primarily in agency debt securities, corporate debt securities and municipal debt securities to provide improved yields in the investment portfolio. Because of the potential for a slowing of the economic recovery and an end to Federal Reserve Bank rate increases, excess cash flow investment purchases during the year ended December 31, 2006 had longer durations than investment purchases during 2005. During 2006 as a hedge against continued interest rate increases $20,000,000 of securities purchased had adjustable rate features.
     We monitor market conditions closely and adjust our portfolio as we consider necessary to meet liquidity, income and interest rate risk requirements. At December 31, 2006 we held $95,335,000 of investments as “available for sale” allowing management the flexibility to sell the securities and adjust its portfolio as economic conditions change. At December 31, 2006 we also held $44,007,000 of investments purchased for income and protection against rising interest rates that we have the intent and capacity to hold to maturity as “held to maturity.” Held to maturity investments include mortgage backed securities, agencies, corporate bonds and short term (maturing in one year and less) certificates of deposit.
     Total investments realized a 6.4% increase to $139,342,000 at December 31, 2006 from $130,984,000 at December 31, 2005. This increase was due, in part, to a transaction to improve our net income through further leveraging of our excess capital. During the fourth quarter of 2005 we purchased $15,000,000 of agencies securities and $5,000,000 of municipal securities funded by $20,000,000 of FHLBNY advances. The investment interest rate risk profiles were matched to the borrowing interest rate risk profiles to produce an acceptable level of risk for the net return anticipated from the transaction. During the fourth quarter of 2006 we sold $19,312,055 of investment securities resulting in a net loss of $33,575. The proceeds of the sale were reinvested in both investments and loans. This transaction reduced the investment portfolio by $7,500,000, reduced the duration of the Bank’s assets and improved the yield of the Bank’s earning assets. At December 31, 2006 approximately 58.02% of the investment portfolio was comprised of U.S. government agency debt securities and mortgage backed securities with the remainder of the portfolio in corporate debt securities, state and municipal obligations, U.S. treasuries, a mutual fund invested in adjustable rate mortgages, FHLBNY stock and short-term FDIC insured certificates of deposit.
     The estimated fair value of the Bank’s investment securities available for sale and held to maturity at December 31, 2006 was $138,277,000, net of an unrealized loss of $2,103,000. The estimated fair value of the Bank’s investment securities available for sale and held to maturity at December 31, 2005 was $129,880,000 net of an unrealized loss of $2,004,000.
     During 2006, $26,713,000 of agency debt, municipal securities, and corporate debt were sold generating net losses of $40,000. Investment purchases during 2006 totaled $277,125,000 and were concentrated in agency securities and mortgage-backed securities.
     During 2005, $15,334,000 of agency debt, mortgage-backed securities, equity securities, and corporate debt were called or sold generating net losses of $23,000. Investment purchases during 2005 totaled $153,749,000 and were concentrated in agency securities and mortgage-backed securities.

     The composition and maturity of the Bank’s investment portfolio at December 31, 2006 and 2005 are as follows:

	Available for Sale
	December 31, 2006		December 31, 2005
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
		(In thousands)
U.S. treasury securities	$2,002	$2,003	$—	$—
U.S. government agencies	24,432	24,169	32,318	32,043
State & municipal obligations	14,915	14,926	8,841	8,798
Mortgage-backed securities	18,514	18,264	14,315	14,015
Corporate debt securities	28,139	27,716	18,587	18,411
Equity Securities	8,371	8,257	8,560	8,454

Total	$96,373	$95,335	$82,621	$81,721

	Held to Maturity
	December 31, 2006		December 31, 2005
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
		(In thousands)
U.S. treasury securities	$—	$—	$—	$—
U.S. government agencies	24,998	24,424	24,970	24,441
Mortgage-backed securities	13,957	13,466	17,954	17,379
Certificates of Deposit	5,052	5,052	6,339	6,339

Total	$44,007	$42,942	$49,263	$48,159

     The following table presents the maturity distribution of the investment security portfolio at amortized cost.
Investment Securities Maturities

	Under 1			Over 10	No Stated
	Year	1 – 5 Years	5 – 10 Years	Years	Maturity	Total
December 31, 2006	(In thousands)
U.S. government agencies	$3,000	$5,994	$17,969	$22,468	$—	$49,431
U.S. treasuries	—	2,002	—	—	—	2,002
Mortgage-backed securities	7,102	20,092	4,051	1,227	—	32,471
Certificates of deposit	4,854	198	—	—	—	5,052
Municipal bonds	—	—	549	14,366	—	14,915
Corporate bonds	—	4,001	12,523	11,615	—	28,139
Equities	—	—	—	—	8,371	8,371

Total amortized cost	$14,956	$32,287	$35,092	$49,676	$8,371	$140,381
Total fair value	$14,784	$31,692	$34,406	$49,139	$8,257	$138,277

Loans
     The Bank generally lends in Atlantic, Cumberland and Cape May counties in New Jersey with a majority of its borrowers living in communities surrounding the Bank. Most loans are collateralized in part by real estate. Accordingly, lending activities could be affected by changes in the general economy, the regional economy or real estate values.
     The Bank offers a variety of loan products to its commercial and retail customers. The Bank’s lending objectives are as follows:
To provide the highest quality of lending and deposit services to small and mid-sized businesses and retail customers located in the Bank’s extended market area.
To establish a diversified loan portfolio comprised of commercial loans, mortgage loans, and consumer loans.
To provide a satisfactory return to its shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality and a reasonable profit margin.
To manage credit risk through underwriting policies and procedures, loan monitoring practices, external loan reviews and portfolio diversification.
     Lending Policy. The Bank’s lending policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the type of loans we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield consideration and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. All commercial loans in excess of $500,000 are reviewed annually for any credit quality deterioration. The policies are reviewed and approved by the Board of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by independent, outside professionals experienced in loan review work.
     The Bank Board maintains a Directors Loan Committee from its members. The Directors Loan Committee consists of at least three “outside” Directors plus the President and the Chief Lending Officer. Outside Directors are Directors who are not officers of the Bank. The Directors Loan Committee is authorized to consider and approve all loan requests in excess of the lending authority delegated to the Management Loan Committee. Credit review and analysis on each loan is prepared by the individual loan officers for presentation to the Directors Loan Committee. After review and discussion the Committee determines whether each individual loan will be approved or denied and whether any modifications to the loan terms are required for approval. Loan approval requires a majority of the voting members present, but no loan is approved if there are two negative votes. The Bank’s current legal lending limit to one borrower is $6,479,000.
     The Bank also maintains a Management Loan Committee consisting of the President, Chief Lending Officer and loan officers. The Management Loan Committee is authorized to consider and approve all loan requests in excess of the lending authority delegated to the Chief Lending Officer. Credit review and analysis on each loan is prepared by the individual loan officers for presentation to the Management Loan Committee. After review and discussion the Committee determines whether each individual loan will be approved or denied and whether any modifications to the loan terms are required for approval. Loan approval requires a majority of the voting members present, but no loan is approved if there is one negative vote.
     The Bank requires at least two authorized signatures for loans approved other than by appropriate committees. The authorized signatures required are a function of the type of loan under consideration and the aggregate amount of exposure. At least one of the signers must have authority in an amount equal to or greater than the amount being requested unless approved by Committee. The Chief Lending Officer may approve unsecured loans up to $150,000 and secured loans up to $300,000. The Senior Loan Officer may approve unsecured loans up to $100,000 and secured loans up to $250,000. Loan officers may approve unsecured loans up to $50,000 and secured loans up to $150,000. Retail banking officers may approve unsecured loans up to $2,500 and secured loans up to $25,000. The President or the Chief Lending Officer with one other officer may approve residential mortgages up to the Fannie Mae conforming residential mortgage loan limit. The President or the Chief Lending Officer with one other officer may approve loans fully secured by a Bank savings account or certificate of deposit or other “liquid collateral” as defined in the Loan Policy up to an amount not to exceed $500,000.
     Total loans including deferred fees and costs were $277,466,000 and $244,237,000 at December 31, 2006 and December 31, 2005, respectively. Total loans represented approximately 61.2% of our total assets at December 31, 2006 and approximately 60.8% of the total assets at December 31, 2005.

     Commercial Real Estate and Commercial Loans. We make commercial real estate loans and commercial loans for general business purposes. Commercial real estate loans are made for the purpose of acquiring, renovating and refinancing commercial properties. The real estate securing these loans can include owner occupied commercial properties and income producing properties. In addition to the real estate collateral, these loans are generally personally guaranteed by the owner or investor. Commercial loans are generally made to finance the acquisition of machinery and equipment and provide working capital for local commercial, retail and professional companies. These loans are usually secured by business assets, excluding real property, and they are generally personally guaranteed by the principals of the borrower. Commercial loans and commercial mortgages combined totaled $208,632,000 and $173,148,000 at December 31, 2006 and December 31, 2005, respectively. Commercial mortgages totaled $156,292,000 and $126,177,000 at December 31, 2006 and December 31, 2005, respectively. Commercial loans totaled $52,340,000 and $46,971,000 at December 31, 2006 and December 31, 2005, respectively.
     Construction Loans. Construction loans are generally made to developers, builders or end-users to build residential homes, multi-family properties or commercial structures. These loans are secured by the real estate being developed and are generally personally guaranteed by the principals of the borrowers. We have done a limited number of Acquisition, Development and Construction loans. We limit the overall size of these projects to 25 units or less and requires binding sale contracts prior to the construction of units. We have accommodated experienced, well-known local builders on the barrier islands with loans for single family units and duplexes that have been constructed without binding sale contracts. Construction loans totaled $26,184,000 and $28,097,000 at December 31, 2006 and December 31, 2005, respectively, representing 9.44% and 11.50% of our total loans.
     Marina Loans. The Bank makes loans to operators of marinas in our market area. These marinas serve both the tourism and local industry. As part of our underwriting procedures, we require our marina borrowers to be in compliance with all applicable environmental regulations prior to extending credit, in all cases we require the marina owner to personally guarantee the loan and we lend to marinas geographically dispersed across our market area. At December 31, 2006, our marina loans totaled approximately $13,874,000, representing 5.0% of gross loans and $11,043,000 on December 31, 2005 representing 4.5% of gross loans. The average loan size was $991,000 in 2006 and $1,227,000 in 2005.
     Hotel, Motel and Bed and Breakfast Inn Loans. A significant part of our total loans are to borrowers in the hotel, motel and bed and breakfast inn businesses. These businesses are located in the southern New Jersey shore area and are largely dependent on the tourism industry. Under our underwriting policy, we generally lend only to well-established beachfront hotels and motels and require the owners to have both natural disaster and business continuation insurance. Management believes beachfront hotels and motels are the least likely to be affected by a downturn in tourism or the local economy. Loans to the bed and breakfast inn businesses, which need not be beachfront, are secured by the real estate and guaranteed by the owners. Under our underwriting policy, we generally lend only to established operators who are experienced in this specialized hospitality industry. The average loan to value ratio of these loans is 48%. As of December 31, 2006, hotel, motel and bed and breakfast loans totaled approximately $28,402,000, representing 10.2% of our gross loans and $22,338,000 on December 31, 2005 representing 9.14% of gross loans. The average loan size was $1,052,000 during 2006 and $931,000 during 2005. We intend to limit these loans to no more than 15% of our portfolio.
     Restaurant Loans. Loans are made to the restaurant industry, which make up an important segment of the local economy. This industry serves the tourist, as well as the local populace. In conforming to the bank’s lending policy restaurant loans are generally made to experienced operators. Loans to restaurants are personally guaranteed by their owners and collateralized by real estate mortgages. The average loan to value of restaurant loans is 35%. As of December 31, 2006, restaurant loans totaled approximately $12,110,000, representing 4.4% of our gross loans. The average loan size was $418,000. As of December 31, 2005, restaurant loans totaled approximately $10,662,000, representing 4.4% of our gross loans. The average loan size was $410,000.
     Residential Real Estate Loans. Loans secured by residential properties include both first and second mortgages on single family dwellings. Mortgage loans secured by residential property totaled $32,216,000 and $33,268,000 at December 31, 2006, and December 31, 2005, respectively. This decrease in residential mortgage loans reflects our focus on commercial lending. Home equity loans consist of fixed rate, fixed term loans and revolving lines of credit secured by first and second liens on residential real estate properties. The properties include first and second homes and vacation and investment properties. Home equity loans totaled $8,969,000 and $7,504,000 at December 31, 2006, and December 31, 2005, respectively.
     Consumer Loans. Consumer loans generally consist of automobile loans and personal loans. Consumer loans totaled $1,480,000 and $2,248,000 at December 31, 2006 and December 31, 2005, respectively.
     Loan Composition. Loans secured by real estate totaled $262,320,000 and $231,332,000 at December 31, 2006 and 2005, respectively. Real estate secured loans represented 94.54% of total loans at December 31, 2006 and 94.72% at December 31, 2005.

     The following tables set forth at the dates indicated our loan portfolio composition by type of loan:

	December 31, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
		(Dollars in thousands)
Residential Mortgage	$32,216	11.61%	$33,268	13.62%
Construction	26,184	9.44%	28,097	11.50%
Commercial & commercial real estate	208,632	75.20%	173,148	70.88%
Home Equity	8,969	3.23%	7,504	3.07%
Consumer	1,480	0.53%	2,248	0.92%
Overdrawn Accounts	11	0.00%	28	0.01%
Loan Payments in Process	(64)	-0.01%	—	0.00%

Gross Loans	277,428	100.00%	244,293	100.00%
Deferred Costs, net	38		(56)

Total Loans	277,466		244,237
Allowance for loan losses	(3,273)		(2,861)

Net Loans	$274,193		$241,376

	Loan Maturities
	December 31, 2006
	Under 1 Year	1 - 5 Years	Over 5 Years	Total
		(In thousands)
Residential Mortgage	$817	$1,236	$30,163	$32,216
Consumer	989	235	256	1,480
Construction	21,014	4,469	701	26,184
Commercial & commercial real estate	50,558	42,130	115,944	208,632
Home Equity	588	3,021	5,360	8,969
Overdrawn Accounts	11	—	—	11
Loan Payments in Process	(64)	—	—	(64)

Total	$73,913	$51,091	$152,424	$277,428

     The table below shows loan maturities by interest rate type at December 31, 2006.

	Loan Maturities by Loan Type
	December 31, 2006
	Maturities Less	Maturities Greater
	than 1 Year	than 1 Year	Total
	(In thousands)
Fixed Interest Rate Loans	$24,283	$180,350	$204,633
Variable Interest Rate Loans	49,619	23,165	72,784
Overdrawn Accounts	11	—	11

	$73,913	$203,515	$277,428

Allowance for Loan Losses
     The provision for loan losses charged to operating expenses reflects the amount necessary to bring the allowance for loan losses to management’s best estimate of known and inherent losses in the existing loan portfolio. Management’s judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions, type of loan and other relevant factors. Based on all of these factors, types of loans are grouped by relative risk and risk factors assigned to each category. Appropriate reserves are determined for each category based on the risk factors established for that category. Loans or borrowers exhibiting credit deterioration are excluded from these calculations and are assigned specific reserves based on the nature and severity of the credit deterioration.
     All commercial borrowers, consumers’ loans and residential mortgage loans are reviewed monthly for any evidence of credit quality deterioration. Such factors as delinquencies, late payment history, company earnings performance, company cash flow, downturns in a particular industry and specific changes in the local business environment that may affect a particular business are all considered in identifying weakening credit situations. Each assessment results in the identification of any loans exhibiting signs of deterioration that may require specific reserves. Results of each assessment will be the assignment of a risk rating, reported in terms of a classification (i.e., Pass, Management Attention, Special Mention, Substandard, Doubtful and Loss). Behind each classification is a defined set of characteristics that are reflective of the particular level of risk. These defined characteristics provide a common bank-wide basis for quantifying risk so that each loan receives equal assessment. In all cases, Loan Loss allocations will be assigned based on an evaluation of pledged collateral.
     In addition to monthly reviews by management, all commercial loans in excess of $500,000 are reviewed by an independent credit review firm annually. Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.
     During 2006 and 2005, the Bank had $39,000 of loan and overdrawn account charge-offs. The Bank’s loan portfolio is relatively immature given its recent start-up. Therefore, charge-off and non-performing trends may not be indicative of future performance.
     Management uses significant estimates to determine the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers’ perceived financial and managerial strengths, the adequacy of the underlying collateral, if collateral dependent, or the present value of future cash flows, and other relevant factors. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond our control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ in the near term.
     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

	Allowance for Loan Loss Activity
	For years ended December 31,
	2006	2005	2004
	(In thousands)
Balance at beginning of year	$2,861	$2,185	$1,482
Loan charge-offs	(32)	—	—
Overdraft charge-offs	(7)	—	—
Recoveries	3	2	455
Provision for losses	448	674	248

Balance at end of year	$3,273	$2,861	$2,185

     The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which loan charge-offs may occur.

Allowance for Loan Loss Allocation

	December 31, 2006		December 31, 2005
		Percent of loans		Percent of loans
		in each category		in each category
	Amount	to total loans	Amount	to total loans
	(Dollars in thousands)
Balance at end of period applicable to:
Residential Mortgage	$113	11.60%	$116	13.62%
Construction	471	9.44%	492	10.79%
Commercial & Comm’l R/E	2,636	75.20%	2,208	71.60%
Home Equity	46	3.23%	39	3.07%
Consumer	7	0.53%	6	0.92%

Total	$3,273	100.00%	$2,861	100.00%

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. Non-accrual loans are those where the accrual of interest has ceased. Loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. The bank had $480,000 in non-performing loans at December 31, 2006, and none at December 31, 2005.
Other Real Estate Owned
     The Bank had no other real estate owned at December 31, 2006 and 2005.
Account Receivables
     Account receivables is primarily our Business Manager/Med Cash program. This is a program that enables us to purchase at a discount and manage the accounts receivable of credit-worthy merchants with required repurchase of delinquent accounts by the merchant and with the merchant’s repurchase obligation supported by a cash collateral account. The purchase of the merchant’s accounts receivable is recognized as accounts receivable in our financial statements. The balance in these accounts as of December 31, 2006 and December 31, 2005 was $2,263,000 and $1,756,000, respectively.
Other Assets
     Other assets totaled $670,000 at December 31, 2006. The majority of other assets were comprised of other accounts receivable of $8,000, deferred tax items of $321,000, and prepaid expenses of $331,000. Other assets totaled $302,000 at December 31, 2005. The majority of other assets were comprised of other accounts receivable of $19,000, deferred tax items of $92,000, and prepaid expenses of $151,000.
Deposits
     The Bank is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Bank has retained and grown its customer base since inception through a combination of price, quality service, convenience, and experienced staff.
     Total deposits grew to $309,953,000 at December 31, 2006 from $272,494,000 at December 31, 2005. The majority of the Bank’s deposits were in the interest bearing categories of time deposits, interest checking and corporate money market accounts. These three categories comprised 92.7% of total deposits at December 31, 2006 and 93.1% of total deposits at December 31, 2005. Non-interest bearing deposits are an important source of funds because they lower overall deposit costs. Non-interest bearing deposits increased to $22,699,000 or 7.3% of total deposits at December 31, 2006 from $18,797,000 or 6.9% of total deposits at December 31, 2005.
     Additional deposit growth is expected to be accomplished through business relationship contacts, expanded retail account marketing and opening of additional branches during 2006. Management anticipates continued growth in non-interest bearing accounts as branch growth makes commercial checking deposit relationships more convenient for existing commercial borrowing customers.

	Deposits by Major Classification
	December 31,
	2006		2005		2004
		Interest		Interest		Interest
	Amount	Expense	Amount	Expense	Amount	Expense
	(in thousands)
Non-interest bearing deposits	$22,699	$—	$18,797	$—	$14,913	$—
Interest bearing demand accounts	31,802	643	42,702	739	44,534	504
Savings accounts	6,613	103	7,896	107	9,664	108
Corporate money market accounts	17,198	472	24,065	464	24,234	243
Certificates of deposit	231,641	9,351	179,034	4,727	117,636	2,666

Total	$309,953	$10,569	$272,494	$6,037	$210,981	$3,521

	Average Deposits by Major Classification
	For the Years Ended December 31,
	2006		2005
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Non-interest bearing deposits	$22,216	0.00%	$16,319	0.00%
Interest bearing demand accounts	35,574	1.81%	42,781	1.73%
Savings accounts	7,626	1.35%	8,371	1.28%
Corporate money market accounts	22,251	2.12%	23,843	1.95%
Certificates of deposit	216,940	4.31%	144,774	3.26%

Total	$304,607	3.47%	$236,088	2.55%

Maturity of Time Deposits
December 31, 2006
(In thousands)
2007	$215,438
2008	$5,233
2009	$8,523
2010	$2,100
2011	$279
Over five years	$68

Total	$231,641
     Time deposits with balances exceeding $100,000 were $111,875,000 and $77,039,000 at December 31, 2006 and December 31, 2005, respectively.
Other Liabilities
     Other liabilities totaled $578,000 at December 31, 2006 and were comprised primarily of accrued compensation and salaries of $336,000 and accounts payable of $143,000, and accrued expense of $99,000. Other liabilities totaled $697,000 at December 31, 2005 and were comprised primarily of accrued compensation and salaries of $377,000 and accounts payable of $40,000, deferred tax liabilities of $71,000, accrued expense of $59,000 and income taxes payable of $150,000.

Capital
     A strong capital position is fundamental to support the continued growth of the Bank. The Bank is subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier I capital (shareholders’ equity less unrealized gains or losses on available-for-sale securities), Tier II capital (which includes a portion of the allowance for loan losses) and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet financial instruments, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.
     At December 31, 2006, the Bank is “well capitalized” and in compliance with regulatory capital requirements.
     On February 10, 2003 the Bank sold 1,165,000 units consisting of one share of Boardwalk Bank common stock and a warrant to buy 1.05 shares of Boardwalk Bank common stock at $11.43 (as adjusted for the 5% stock dividend paid in December 2004). Gross proceeds were $12,524,000 and related costs totaled $1,248,000, resulting in a net capital increase of $11,276,000 as a result of the offering. The proceeds increased regulatory capital and were used to support expansion of our franchise through additional investment and lending activities and for general operating purposes, including additional branches. Before the December 31, 2006 expiration date, 1,162,000 warrants were exercised, resulting in $13,940,000 of additional capital.
Capital Components

	December 31,
	2006	2005	2004
	(In thousands)
Tier I
Shareholders’ equity	$38,978	$35,343	$27,031
Net unrealized gains(losses) on investments	(1,057)	(939)	(122)
Allowable portion of unrealized losses on equity investments	114	106	41
Disallowed deferred tax assets	—	—	—

Total Tier I capital	$39,921	$36,176	$27,112

Tier II
Allowable portion of the allowance for loan losses	$3,273	$2,861	$2,185
Allowable portion of unrealized gains on equity investments	—	—	—

Total Tier II capital	$3,273	$2,861	$2,185

Total capital	$43,194	$39,037	$29,297
Risk Weighted Assets	$364,118	$306,119	$223,344

Capital Ratios

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Risk based capital ratios:
Tier I	$39,921	10.96%	$14,570	4.00%	$21,855	6.00%
Total capital	$43,194	11.86%	$29,136	8.00%	$36,420	10.00%
Leverage ratio	$39,921	8.86%	$18,023	4.00%	$22,529	5.00%

December 31, 2005
Risk based capital ratios:
Tier I	$36,176	11.82%	$12,242	4.00%	$18,363	6.00%
Total capital	$39,037	12.75%	$24,494	8.00%	$30,617	10.00%
Leverage ratio	$36,176	9.54%	$15,168	4.00%	$18,960	5.00%

December 31, 2004
Risk based capital ratios:
Tier I	$27,112	12.14%	$8,934	4.00%	$13,400	6.00%
Total capital	$29,297	13.12%	$17,867	8.00%	$22,330	10.00%
Leverage ratio	$27,112	9.42%	$11,511	4.00%	$14,391	5.00%
Dividend Policy
     The future dividend policy of Bancorp is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Board of Directors out of funds legally available for that purpose.
     Bancorp declared a $.09 per share common stock quarterly dividend for holders of record on February 2, 2007, paid February 12, 2007. During 2006, Bancorp or the Bank paid a cash quarterly dividend as reflected in Part II, Item 5 – Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuers Purchases of Equity Securities. The Bancorp plans to continue to pay a quarterly cash dividend for the foreseeable future. The Bank also paid a 5% stock dividend on its common stock in December 2004.
     Dividend payments by the Bank to Bancorp are subject to the New Jersey Banking Act of 1948, as amended (the “Banking Act”), and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Act, no dividends may be paid unless, after the payment of such dividend, the capital stock of the Bank would be unimpaired, and (a) the Bank will have a surplus of 50% or more of its capital stock, or if not (b) the payment of such dividend will not reduce the surplus of the Bank. Under the FDIA, no dividend may be paid by the Bank if the Bank is in arrears in the payment of any insurance assessment due to the FDIC. In addition, as discussed above, state and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital for the Bank. Adherence to such standards further limits the ability of the Bank to pay dividends to Bancorp.
Liquidity
     Liquidity is an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. The Bank’s primary sources of funds are deposits, proceeds from principal and interest payments on loans and investments, sales of investment securities available for sale and borrowings. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, loan prepayments and mortgage-backed securities prepayments are influenced by interest rates, economic conditions and competition.
     During 2006, operating activities provided cash and cash equivalents of $2,735,000, while financing activities provided $48,702,000. Investing activities used cash and cash equivalents of $49,292,000. Included in investing activities is $268,637,000 of cash from calls, maturities, principle payments and sales of investment securities. The cash provided by financing activities resulted from growth in deposits and additional capital. Continued growth in deposits contributed $37,459,000 in cash. Additions to capital contributed $13,623,000 in cash. Together, this cash was primarily used for loan originations, the purchase of investment securities and additional branch site acquisitions.

     The Bank monitors its liquidity position on a daily basis. The Bank uses overnight federal funds and short-term securities to absorb daily excess liquidity. Federal funds are sold overnight through correspondent banks.
     In the event the Bank should require funds beyond its ability to generate them from income, deposits, investment maturities or loan repayments, additional sources of funds are available through the use of reverse repurchase agreements, FHLB borrowings, a $5,000,000 unsecured line of credit with Atlantic Central Bankers Bank, $3,000,000 unsecured fed funds line of credit with SunTrust Robinson Humphrey, Federal Reserve Bank borrowings or sales of investment securities. Management believes that liquidity is adequate to meet the Bank’s liquidity demands.
Off-Balance Sheet Arrangements
     Bancorp’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2006 and 2005 totaled $68,637,000 and $62,819,000 respectively. This consisted of commitments to extend credit of $64,287,000 and $59,865,000 and letters of credit of $4,350,000 and $2,954,000 at December 31, 2006 and 2005 respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us. Any amounts actually drawn upon, management believes, can be funded in the normal course of operations. Bancorp has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
Contractual Obligations
     The following table represents Bancorp’s aggregate contractual obligations to make future payments.

	December 31, 2006
	Less than 1 year	1-3 years	3-5 years	Over 5 years	Total
Time deposits	$215,438	$13,756	$2,379	$68	$231,641
Long term debt	23,171	25,890	—	42,000	91,061
Operating lease	83	52	—	—	135

Total	$238,692	$39,698	$2,379	$42,068	$322,837
Impact of Inflation and Changing Prices
     The financial statements and accompanying notes thereto presented in this annual report have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.
Item 7A – Quantitative and Qualitative Disclosure About Market Risk
     The discussion concerning the effects of interest rate changes on the Company’s net interest income for the year ended December 31, 2006 set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity” in Item 7 hereof, is incorporated herein by reference.

Item 8 – Financial Statements and Supplementary Data
(a)	The following audited financial statements and related documents are set forth in this Annual Report on the following pages:

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499
Report of Independent Registered Public Accounting Firm
The Board of Directors
Boardwalk Bancorp, Inc.:
We have audited the accompanying consolidated statements of financial condition of Boardwalk Bancorp, Inc. and subsidiary (the Bancorp) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boardwalk Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.
Philadelphia, PA
March 16, 2007

BOARDWALK BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
For the years ended December 31, 2006 and 2005
(Dollars in thousands, except share data)

	December 31, 2006	December 31, 2005
ASSETS
Cash & due from banks	$8,681	$4,801
Fed funds sold	138	1,873

Cash and cash equivalents	8,819	6,674
Investments — available for sale, amortized cost 2006 — $96,374, 2005 — $82,624	95,335	81,721
Investments — held to maturity, market value 2006 — $42,942, 2005 — $48,159	44,007	49,263

Total Investments	139,342	130,984
Loans	277,466	244,237
Allowance for loan losses	(3,273)	(2,861)

Net loans	274,193	241,376
Premise and equipment, net	16,186	11,725
Accrued interest receivable	2,206	1,843
Bank owned life insurance	9,601	7,006
Accounts Receivable	2,263	1,756
Other assets	670	302

Total assets	$453,280	$401,666

LIABILITIES
Deposits:
Non-Interest bearing	$22,699	$18,797
Interest bearing	55,613	74,663
Time	231,641	179,034

Total deposits	309,953	272,494
Borrowings	91,061	92,695
Accrued interest payable	561	437
Other liabilities	578	697

Total liabilities	402,153	366,323

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: authorized 12,500,000 shares and 4,289,395 issued and outstanding in 2006, 3,633 warrants to buy 3,815 shares of common stock at $11.43 expiring 12/31/06 outstanding in 2006, authorized 12,500,000 shares and 3,081,639 issued and outstanding in 2005, 1,123,888 warrants to buy 1,180,082 shares of common stock at $11.43 expiring 12/31/06 outstanding in 2005.	21,447	15,408
Additional paid in capital	25,425	17,679
Accumulated earnings	5,312	3,195
Accumulated other comprehensive income (loss), net	(1,057)	(939)

Total shareholders’ equity	51,127	35,343

Total liabilities & shareholders’ equity	$453,280	$401,666

The accompanying notes are an integral part of the financial statements.

BOARDWALK BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except share data)

	2006	2005	2004
Interest income:
Interest and fees on loans	$19,279	$14,306	$9,267
Interest on short term investments	196	156	125
Interest on investment securities	6,919	4,405	3,307

Total Interest Income	26,394	18,867	12,699

Interest expense:
Interest on deposits	10,569	6,037	3,521
Interest on borrowings	3,592	2,455	1,531

Total Interest Expense	14,161	8,492	5,052

Net interest income	12,233	10,375	7,647
Provision for loan losses	448	674	248

Net interest income after provision	11,785	9,701	7,399

Non-interest income:
Service charges, fees and other income	971	610	358
Bank owned life insurance	282	246	246
(Loss) on sales of loans	(17)	—	—
Gain/(loss) on sales of other assets	1	(5)	—
(Loss)/gain on sales of investment securities available for sale, net	(40)	(23)	75

Total non-interest income	1,197	828	679

Non-interest expense:
Compensation & benefits	4,935	3,835	2,864
Occupancy & equipment	1,386	996	720
Data processing & other servicing costs	530	397	349
Advertising & promotion	187	223	125
Professional services	585	567	362
Investor relations	102	77	45
Other operating	1,198	624	561

Total non-interest expense	8,923	6,719	5,026

Income before income taxes	4,059	3,810	3,052
Income tax expense	1,034	1,210	981

Net income	$3,025	$2,600	$2,071

Earnings per share:
Basic	$0.93	$0.88	$0.85
Diluted	$0.83	$0.77	$0.75

Weighted average number of shares outstanding:
Basic	3,258,696	2,941,597	2,432,096
Dilutive effect of options	368,192	445,927	327,629

Diluted	3,626,888	3,387,524	2,759,725

The accompanying notes are an integral part of the financial statements.

BOARDWALK BANCORP, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2004	$11,986	11,230	1,352	(110)	24,458
Comprehensive income
Net income	—	—	2,071	—	2,071
Other comprehensive income:
Change in unrealized gain/loss on investments transferred from AFS to HTM, net of tax				31	31
Amortization/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of tax				(7)	(7)

Net change in previous unrealized gain/loss on securities transferred to held to maturity					24
Change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	10	10
Less: reclassification adjustment, net of tax	—	—	—	(46)	(46)

Net change in unrealized gain/loss on securities available for sale, net of tax					(36)

Total other comprehensive income					2,059
Cash dividend on common stock			(241)		(241)
Tax benefit on 22,345 stock options exercised		67			67
Shares issued for stock option plans (66,845 shares)	334	113	—	—	447
Shares issued for exercise of 20,100 warrants (20,605 shares)	103	138			241
Declaration of 5% stock dividend	611	1,498	(2,109)	—	—

Balance, December 31, 2004	13,034	13,046	1,073	(122)	27,031
Comprehensive income
Net income	—	—	2,600	—	2,600
Other comprehensive income:
(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of tax				(6)	(6)
Change in unrealized gain/loss on securities available for sale	—	—	—	(840)	(840)
Less: reclassification adjustment	—	—	—	29	29

Net change in unrealized gain/loss on securities available for sale					(811)

Total other comprehensive income					1,783
Cash dividend on common stock			(478)		(478)
Tax benefit on 4,845 stock options exercised		19			19
Issuance of Common Stock(431,650 shares)	2,159	4,439			6,598
Shares issued for stock option plans (21,036 shares)	105	33	—	—	138
Shares issued for exercise of 21,012 warrants (22,062 shares)	110	142	—	—	252

Balance, December 31, 2005	15,408	17,679	3,195	(939)	35,343
Comprehensive income
Net income	—	—	3,025	—	3,025
Other comprehensive income:
(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of tax				18	18

Change in unrealized gain/loss on securities available for sale	—	—	—	(202)	(202)
Less: reclassification adjustment	—	—	—	66	66

Net change in unrealized gain/loss on securities available for sale					(136)

Total other comprehensive income					2,907
Cash dividend on common stock			(908)		(908)
Tax benefit on 25,605 stock options exercised		94			94
Shares issued for stock option plans (27,406 shares)	137	43			180
Shares issued for exercise of 1,120,255 warrants (1,176,256 shares)	5,881	7,562	—	—	13,443
Shares issued for dividend reinvestment plan(4,092)	21	47	—	—	68

Balance, December 31, 2006	$21,447	$25,425	$5,312	$(1,057)	51,127

The accompanying notes are an integral part of the financial statements.

BOARDWALK BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net Income	$3,025	$2,600	$2,071
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	448	674	248
Provision for deferred income tax (benefit) expense	(308)	(74)	544
Loss (gain) on sales of investment securities available for sale	40	23	(75)
Loss on retirement of fixed asset	—	5	—
Loss on sale of loans	17	—	—
Income on bank owned life insurance	(282)	(246)	(246)
Depreciation and amortization	783	562	382
Amortization and accretion of premiums and discounts on investments, net	(18)	72	359
Amortization and accretion of deferred loan fees and costs	19	(31)	(6)
Increase in accrued interest receivable	(363)	(736)	(128)
Increase in accounts receivable	(507)	(578)
(Increase) decrease in other assets	(124)	(1,124)	603
Increase (decrease) in accrued interest payable	124	122	(136)
(Decrease) increase in other liabilities	(119)	209	203

Net cash provided by operating activities	2,735	1,478	3,819

Cash flows from investing activities:
Purchases of investments, HTM	(233,935)	(91,651)	(70,731)
Purchase of investments, AFS	(43,191)	(62,098)	(45,872)
Proceeds from sales, calls & maturities of investments	262,078	106,539	102,029
Principal collected on mortgage-backed securities	6,559	7,790	5,468
Purchase of Bank Owned Life Insurance	(2,313)	—	(3,300)
Net Increase in loans receivable	(33,246)	(64,385)	(61,390)
Purchase of premises and equipment	(5,244)	(4,243)	(2,249)

Net cash used in investing activities	(49,292)	(108,048)	(76,045)

Cash flows from financing activities:
Net increase in deposits	37,459	61,540	65,812
Proceeds from borrowings	1,007,235	378,600	54,450
Principal payments on borrowings	(1,008,869)	(345,493)	(46,025)
Proceeds from issuance of common stock, net	—	6,598	—
Exercise of 27,406 shares from option plans	180	138	447
Exercise of 1,120,255 warrants from unit offering	13,443	252	241
Proceeds from dividend reinvestment plan	68	—	—
Tax benefit on exercise of stock options	94	—	—
Cash dividend paid	(908)	(478)	(241)

Net cash provided by financing activities	48,702	101,157	74,684

Net increase (decrease) in cash and cash equivalents	2,145	(5,413)	2,458
Cash and cash equivalents at the beginning of the year	6,674	12,087	9,629

Cash and cash equivalents at the end of the year	$8,819	$6,674	$12,087

Supplemental disclosures of cash flow information:
Interest payments	$14,037	$8,370	$5,188

Net change in unrealized gain/loss on investments available for sale	$(136)	$(811)	$(36)

Net change in unrealized gain (loss) on investments transferred from AFS to HTM, net of tax	$18	$(6)	$24

Income taxes paid	$1,548	$1,032	$449

Tax benefit on exercise of stock options	$—	$19	$67

The accompanying notes are an integral part of the financial statements.

NOTES TO THE FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
     Boardwalk Bank, the wholly owned subsidiary of Boardwalk Bancorp Inc., was incorporated under the laws of the State of New Jersey on June 24, 1999. The Bank provides a full range of banking services to individual and corporate customers at its branch banks located in Linwood, NJ, Galloway Township, Margate, Egg Harbor Township and Cape May Court House, New Jersey, its lending office in Linwood, NJ, on a limited basis on the Internet and courier service for commercial accounts. Boardwalk Bank is a New Jersey state chartered commercial bank and a member of the FDIC. The Bank is subject to competition from other financial institutions and other financial service companies with respect to these services and customers.
     On July 1, 2006 the formation of Boardwalk Bancorp, a bank holding company, was completed. The transaction was accounted for in a manner similar to a pooling of interests and, accordingly, amounts in the financial statements prior to July 1, 2006 represent the previously reported amounts for the Bank as Bancorp had no activity prior to that point. All of the common stock of Boardwalk Bank was exchanged for the common stock of Boardwalk Bancorp.
Basis of Financial Statement Presentation
     The financial statements include the accounts of Boardwalk Bancorp Inc. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Consolidation
     The consolidated financial statements include the accounts of Boardwalk Bancorp Inc. and the Bancorp’s wholly owned subsidiaries (collectively, the Bancorp). All significant inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates
     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the valuation of deferred taxes.
Statement of Cash Flows
     Cash and cash equivalents for purposes of this statement consist of cash and due from banks, interest-bearing deposits, and overnight federal funds sold, as applicable. Federal funds are generally sold for a period of one day.
Investment Securities
     Debt and equity securities are classified as either held to maturity (“HTM”) or as available for sale (“AFS”). Investment securities that the Bank has the positive intent and ability to hold to maturity are classified as HTM securities and reported at amortized cost. Investment securities not classified as held to maturity nor held for the purpose of trading in the near term are classified as AFS securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income (loss), net, a separate component of shareholders’ equity. The Bank currently does not engage in any trading activities. Management determines the appropriate classification of securities at the time of purchase.
     AFS securities include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market interest rates and related changes in the securities’ prepayment risk or to meet liquidity needs.
     Amortization of premiums and accretion of discounts on debt securities is recognized in interest income using the effective interest rate method. Gains and losses on sales of investment securities are computed on the specific identification basis and included in non-interest income based on trade date.

Loans
     Loans are stated at the principal amount outstanding, net of deferred loan fees and costs. Interest income is accrued on the principal amount outstanding. Loan origination fees and related direct costs are deferred and amortized to income over the term of the respective loan and loan commitment period as a yield adjustment.
     Non-accrual loans are those on which the accrual of interest has ceased. Non-consumer loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal for a reasonable period of time (i.e. brought current with respect to principal or interest or restructured and kept current for a period of six months) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest. Consumer loans are not automatically placed on non-accrual status when principal or interest payments are 90 days past due, but in most instances, are charged-off when deemed uncollectible or after reaching 120 days past due.
     Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above.
Allowance for Loan Losses
     The provision for loan losses charged to operating expense reflects the amount necessary to maintain an appropriate allowance for loan losses. The allowance for loan losses is management’s best estimate of known and inherent losses in the existing loan portfolio. Management’s judgment is based on the evaluation of individual loans, diversification of the loan portfolio, delinquency statistics, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, past experience, the assessment of current economic conditions, and other relevant factors. Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.
     Management uses significant estimates to determine the allowance for loan losses. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond the Bank’s control, it is at least reasonably possible that Management’s estimates of the allowance for loan losses, and actual results could differ in the near term.
     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.
Bank Owned Life Insurance
     The Bank invested in a Bank-owned life insurance policy (BOLI) to fund future and current cash payments associated with a new Supplemental Executive and Director Retirement Plan. The cash surrender value of the BOLI was $9,601,000 as of December 31, 2006, $7,006,000 as of December 31, 2005 and $6,760,000 as of December 31, 2004. There was $2,312,700 BOLI purchased in 2006, no BOLI purchased in 2005 and $3,300,000 BOLI purchased in 2004. Income of $282,000, $246,000 and $246,000 was recognized on the BOLI for 2006, 2005 and 2004, respectively, and is included in other income.
Premises and Equipment
     Owned premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows: buildings — 39 years; equipment and computer hardware — 3 to 10 years; and software — 3 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses upon disposition are reflected in earnings as realized. Land is carried at cost.
     The Bank leases office space for its Lending division under an operating lease. Leases that are determined to be “operating leases” under Statement of Financial Accounting Standard No. 13 are not capitalized thus their periodic rental payments with respect to these lease contracts are expensed as incurred. With regard to subsequent leasehold improvements expenditures made on either capital or operating leases are depreciated over the lower of the existing term/option period or economic life of the improvement.

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
Earnings Per Share
     Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding. Diluted earnings per share is calculated on the basis of the weighted average number of shares outstanding plus the weighted average number of additional dilutive shares that would have been outstanding had all common stock options granted and warrants been exercised.
Stock Options
     In the first quarter of 2006, the Bank adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) SFAS No. 123 (R), Share-Based Payment,” using the modified-prospective transition method. Bancorp recognizes compensation expense under SFAS No. 123 (R) using the straight-line method over the requisite service period. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the retirement eligible date.
     Prior to the adoption of SFAS No. 123 (R) the Bank applied APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements prior to adoption. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For years ended December 31,
	2005	2004
	(In thousands, except per share data)
Net Income
As Reported	$2,600	$2,071
Stock based compensation expense as determined under the fair value method	$1	$9

Pro forma	$2,599	$2,062
Basic earnings per share
As Reported	$0.88	$0.85
Pro forma	$0.88	$0.85
Diluted earnings per share
As Reported	$0.77	$0.75
Pro forma	$0.77	$0.75
     During 2006 no stock options were granted. In addition, 2,000 options from option grants in 2004 were vested in 2005.
     The fair value of each option granted in 2004 using the Black Scholes option pricing model was $4.93. Significant assumptions used in the model included a risk-free rate of return of 3.9667% (the yield on a ten year U.S. Treasury bond), expected option life of ten years, a 20.515% volatility rate (historic Bank common stock volatility), and annual dividend of $.10 (current Bank dividend). For the options granted in 2002 using the Black Scholes option pricing model the fair value of each option was $3.60. Significant assumptions used in the model included a risk-free rate of return of 3.817% (the yield on a ten year U.S. Treasury bond), expected option life of ten years, a 24% volatility rate (historic Bank common stock volatility), and annual dividend of $.075(current Bank dividend). The fair value of each option granted in 2000 using the Black Scholes option pricing model was $3.12. Significant assumptions used in the model included a risk-free rate of return of 4.891% (the yield on a ten year U.S. Treasury bond), a .01% volatility rate (no experience existed on the Bank’s common stock), expected option life of ten years and no dividends (the Bank was not paying dividends).
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, (“FASB”) revised Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123R”). SFAS 123R required that the fair-value-based method of accounting for stock options be used for all public entities and eliminates alternative accounting methods; consequently, similar economic transactions will be accounted for similarly. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as compared to the original statement which permitted entities to account for forfeitures as they occur. In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. SFAS 123R becomes effective for public entities that do not file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original statement will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original statement for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original statement. Pro forma disclosures under the original statement are presented in this footnote under “Stock Options.” Bancorp adopted SFAS 123R under the modified prospective method as of January 1, 2006 and did not record any related expense. Future grants may cause the Bank additional expense.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133 and No. 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Bancorp has not yet determined whether this Statement will have a material impact on their consolidated financial statements upon adoption.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: 1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities; c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: a) amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date; b) fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. Bancorp does not anticipate this Statement will have a material impact on it’s earnings, financial condition, or equity.
     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. The Bancorp believes that the adoption of Interpretation 48 will have no significant effect on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends SFAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this Statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. Bancorp has not completed its assessment of SFAS 159 and the impact, if any, on the consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements. Statement 157 does not require any new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007, or January 1, 2008 for Bancorp. Bancorp has not completed its assessment of SFAS 157 and the impact, if any, on the consolidated financial statements.

NOTE 2 — INVESTMENT AND MORTGAGE-BACKED SECURITIES
     The Bancorp had no trading securities at December 31, 2006. The amortized cost and estimated fair values of investment securities available for sale and held to maturity at December 31, 2006 and 2005 were as follows:

	Available for Sale
	December 31, 2006
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury	$2,002	$1	$—	$2,003
U.S. government agencies	24,432	7	270	24,169
State & Municipal Obligations	14,915	167	156	14,926
Mortgage-backed securities	18,514	39	289	18,264
Corporate debt securities	28,140	30	454	27,716
Equity Securities	8,371	—	114	8,257

Total	$96,374	$244	$1,283	$95,335

	Held to Maturity
	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. government agencies	$24,998	$—	$574	$24,424
Mortgage-backed securities	13,957	—	491	13,466
Certificates of Deposit	5,052	—	—	5,052

Total	$44,007	—	$1,065	$42,942

	Available for Sale
	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. government agencies	$32,321	$13	$291	$32,043
State & Municipal Obligations	8,841	—	43	8,798
Mortgage-backed securities	14,315	—	300	14,015
Corporate debt securities	18,587	—	176	18,411
Equity Securities	8,560	—	106	8,454

Total	$82,624	$13	$916	$81,721

	Held to Maturity
	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. government agencies	$24,970	$—	$529	$24,441
Mortgage-backed securities	17,954	4	579	17,379
Certificates of Deposit	6,339	—	—	6,339

Total	$49,263	4	$1,108	$48,159

     Bancorp owned Federal Home Loan Bank of New York stock on December 31, 2006 and 2005 in the amount of $4,348,000 and $4,537,000 respectively.
     At December 31, 2006, the Bancorp had investment securities with market values of $417,000 pledged to support municipal deposits, $2,729,000 pledged to the Federal Reserve Bank of Philadelphia for daylight overdrafts, $53,001,000 pledged to the Federal Home Loan Bank of New York for borrowings, and $6,031,000 pledged to Citigroup for borrowings.
     Proceeds from the sales, calls and maturities of investment securities AFS are as follows:

	2006	2005	2004
	(In thousands)
Proceeds	$26,713	$11,390	$42,488
Gross Gains	28	4	171
Gross Losses	68	27	96
     The amortized cost and estimated fair value of investment securities AFS and HTM by contractual maturity at December 31, 2006 are shown in the following table. Mortgage-backed securities are presented at expected maturities because these securities routinely experience principal prepayments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
Investment Securities Maturities

	Under 1			Over 10	No Stated
	Year	1 – 5 Years	5 – 10 Years	Years	Maturity	Total
December 31, 2006			(In thousands)
U.S. government agencies	$3,000	$5,994	$17,969	$22,468	$—	$49,431
U.S. treasuries	—	2,002	—	—	—	2,002
Mortgage-backed securities	7,102	20,092	4,051	1,227	—	32,471
Certificates of deposit	4,854	198	—	—	—	5,052
Municipal bonds	—	—	549	14,366	—	14,915
Corporate bonds	—	4,001	12,523	11,615	—	28,139
Equities	—	—	—	—	8,371	8,371

Total amortized cost	$14,956	$32,287	$35,092	$49,676	$8,371	$140,381
Total fair value	$14,784	$31,692	$34,406	$49,139	$8,257	$138,277
     The following is a summary of investment securities available for sale with unrealized losses at December 31, 2006:

	Less than 12 month		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In thousands)
U.S. government agencies	$9,500	$56	$11,668	$214	$21,168	$270
State & municipal obligations	5,566	117	1,409	39	6,975	156
Mortgage-backed securities	—	—	11,465	289	11,465	289
Corporate debt securities	6,549	60	6,616	394	13,165	454
Equity securities	—	—	3,872	114	3,872	114

Total	$21,615	$233	$35,030	$1,050	$56,645	$1,283

     The unrealized losses are due to fluctuations in market interest rates. The Bancorp does not consider these securities other than temporarily impaired because they are of high credit quality or short maturities. Management has the ability and intent to hold these securities until the price recovers.

NOTE 3 — LOANS
     The Bancorp had $480,000 of non-accrual loans and foregone interest income on these non-accrual loans of $29,000 at December 31, 2006. The Bancorp did experience recoveries of previously charged off loans of $3,000 during 2006. The Bancorp had no impaired loans at anytime during 2006.
     The Bancorp had no non-accrual loans at December 31, 2005. The Bancorp did experience recoveries of previously charged off loans of $2,000 during 2005. The Bancorp had no impaired loans at anytime during 2005.
Loan Portfolio

	December 31, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Residential Mortgage	$32,216	11.61%	$33,268	13.62%
Construction	26,184	9.44%	28,097	11.50%
Commercial & commercial real estate	208,632	75.20%	173,148	70.88%
Home Equity	8,969	3.23%	7,504	3.07%
Consumer	1,480	0.53%	2,248	0.92%
Overdrawn Accounts	11	0.00%	28	0.01%
Loan Payments in Process	(64)	-0.01%	—	0.00%

Gross Loans	277,428	100.00%	244,293	100.00%
Deferred Costs, net	38		(56)

Total Loans	277,466		244,237
Allowance for loan losses	(3,273)		(2,861)

Net Loans	$274,193		$241,376

     At December 31, 2006, Bancorp’s directors had loans outstanding of $9,065,000 and commitments for $2,537,000, compared to director loans outstanding of $10,736,000 and commitments for $3,440,000 at December 31, 2005. These loans and commitments were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Also, these loans and commitments did not involve a more than normal risk of collectibility.
2006 Director & Executive Officer Loan Activity
for Aggregate Balances Exceeding 5% of Capital
(In thousands)

			Retirement of
January 1, 2006	Advances	Repayments	Director	December 31, 2006
$10,736	$4,093	$2,987	$2,777	$9,065

NOTE 4 — ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses is shown below:

	Allowance for Loan Loss Activity
	For years ended December 31,
	2006	2005	2004
	(In thousands)
Balance at beginning of year	$2,861	$2,185	$1,482
Loan charge-offs	(32)	—	—
Overdraft charge-offs	(7)	—	—
Recoveries	3	2	455
Provision for losses	448	674	248

Balance at end of year	$3,273	$2,861	$2,185

NOTE 5 — PREMISES AND EQUIPMENT
     Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

	For years ended December 31,
	2006	2005
	(In thousands)
Land	$4,290	$2,786
Buildings	10,900	7,869
Furniture, fixtures and equipment	3,765	3,056

	18,955	13,711
Less: accumulated depreciation	2,769	1,986

Total	$16,186	$11,725

     Depreciation and amortization expense on premises, equipment and computer software amounted to $783,000, $562,000, and $382,000 for the years ended December 31, 2006, 2005, and 2004, respectively.
     At December 31, 2006, the Bancorp leased its lending offices where future rental payments applicable to non-cancelable operating leases are as follows:

Years ending December 31,	Operating Leases
(In thousands)

2007	$83
2008	$52
2009	—
2010	—
2011	—

Total lease payments	$135

     Total lease rental expense was $75,000, $61,000, and $60,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in lease rental expense in 2008 is due to the expiration of leases in July and September 2008.
NOTE 6 – DEPOSITS

	December 31,
	2006		2005		2004
		Interest		Interest		Interest
	Amount	Expense	Amount	Expense	Amount	Expense
	(in thousands)
Non-interest bearing deposits	$22,699	$—	$18,797	$—	$14,913	$—
Interest bearing demand accounts	31,802	643	42,702	739	44,534	504
Savings accounts	6,613	103	7,896	107	9,664	108
Corporate money market accounts	17,198	472	24,065	464	24,234	243
Certificates of deposit	231,641	9,351	179,034	4,727	117,636	2,666

Total	$309,953	$10,569	$272,494	$6,037	$210,981	$3,521

     Time deposits by date of maturity are as follows:

Maturity of Time Deposits
December 31, 2006
(In thousands)
2007	$215,438
2008	5,233
2009	8,523
2010	2,100
2011	279
Over five years	68

Total	$231,641

     Time deposits with balances exceeding $100,000 were $111,875,000 and $77,039,000 at December 31, 2006 and 2005, respectively. At December 31, 2006 Bancorp had $9,962,000 of brokered deposits and none as of December 31, 2005. Accrued interest payable on time deposits amounted to $7,000 and $5,000 at December 31, 2006 and 2005, respectively. Overdrawn deposit accounts of $11,000 were re-classed to loans as of December 31, 2006.
NOTE 7 – EARNINGS PER SHARE
     The following is a presentation of the numerators and denominators of the earnings per share calculation.

	Earnings per share table
	For the years ended
	December 31, 2006	December 31, 2005	December 31, 2004
	(Dollars in thousands, except per share data)
Net Income	$3,025	$2,600	$2,071
Weighted average basic number of shares	3,258,696	2,941,597	2,432,096
Dilutive effect of options and warrants	368,192	445,927	327,629
Weighted average diluted number of shares	3,626,888	3,387,524	2,759,725
Basic Earnings per share	$0.93	$0.88	$0.85
Diluted Earnings per share	$0.83	$0.77	$0.75

NOTE 8 — INCOME TAXES
     Income tax expense for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004
	(In thousands)
Federal:
Current	$1,342	$1,265	$416
Deferred	(90)	(57)	532

	1,252	1,208	948

State:
Current	—	19	21
Deferred	(218)	(17)	12

	(218)	2	33

Total:	$1,034	$1,210	$981

     The following is a reconciliation between tax expense (benefit) at the statutory rate of 34% and actual tax expense:

	2006	2005	2004
	(In thousands)
At federal statutory rate	$1,380	$1,295	$1,038
Adjustment resulting from:
State tax, net of federal benefit	(144)	2	22
Bank owned life insurance	(96)	(84)	(84)
Tax Exempt Income — Muni Interest	(148)	(16)	—
Other	42	13	5

Total	$1,034	$1,210	$981

     Significant deferred tax assets and liabilities of the Bancorp at December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In thousands)
Deferred tax assets:
Book bad debt reserves-loans	739	520	291
Investments — HTM	11	20	22
Unrealized loss on securities AFS	—	—	60
Compensation — Deferred	66	—	—
Net Operating Loss — State	187	57	57
Other	2	1	—

Total gross deferred tax assets	1,005	598	430

Deferred tax liabilities:
Deferred loan costs	(170)	(132)	(117)
Depreciation	(514)	(444)	(303)

Total gross deferred tax liabilities	(684)	(576)	(420)

Net deferred tax asset	$321	$22	$10

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of tax liabilities and tax planning strategies. Management believed it is more likely than not the Bank will realize the benefits of these deferred tax assets as of December 31, 2006 and 2005.

     During 2006, Bancorp recorded income tax benefits of $94,000 relating to the exercise of various stock options. Such benefits were credited to additional paid in capital.
     As of December 31, 2006, the Bank had state income tax net operating losses of approximately $3,148,000. Such net operating losses are available to offset taxable income, and will begin to expire after December 31, 2008 if not utilized.
NOTE 9 — EMPLOYEE BENEFIT PLANS
     The Bank has a defined contribution savings plan covering substantially all employees. The plan allows eligible employees to make contributions by salary reduction pursuant to the provisions of 401(k) of the Internal Revenue Code. The Bank matches 50% of employee contributions up to 6% of salary, which was $88,000, $72,000 and $56,000 for the years ended December 31, 2006, 2005 and 2004.
NOTE 10 – STOCK OPTION PLANS
     The Bank issued options to purchase common stock to directors and employees, during 2002 and 2000. Strike prices on the options are determined by the closing price of Boardwalk Bank common stock on the day options are granted. Stock options were granted initially in both plans on July 17, 2000 with strike prices of $6.875. On September 17, 2002 an additional 2,800 stock options were granted and vested in the employee plan with strike prices of $10.35. During 2004, 3,800 additional stock options were granted with strike prices of $13.88. The 2004 option grants vested 1,800 in 2004 and 2,000 in 2005. All stock options expire ten years from the date of the grant. Bancorp had 3,850 un-issued stocks options for years ending December 31, 2006, 2005 and 2004. On July 1, 2006 all shares of Boardwalk Bank common stock were exchanged for common stock of Boardwalk Bancorp. A summary status of the Bancorp’s option plans as of December 31, 2006, December 31, 2005 and December 31, 2004 is presented below:
     We adopted FASB 123R for financial statements beginning January 1, 2006. FASB 123R requires that expenses attributed to vesting options be accrued throughout the vesting period. We have experienced no impact from the implementation of FASB 123R as all outstanding options are fully vested.
     In December 2004, the Bank paid a 5% stock dividend that resulted in adjustments to the outstanding options. Each option is now convertible to 1.05 shares of Bancorp common stock.

     The following table provides the required disclosure of FASB 123R for all options outstanding and exercisable.

					Weighted	Weighted
					average	average fair
		Weighted	Cash received		remaining	value of
	Number of	average	on options	Aggregate	contractual	options
	Options	exercise price	exercised	Intrinsic value	term	granted
Outstanding & exercisable - 1/1/04	149,585	$6.61
Granted	3,800	$13.22				$4.93
Exercised	65,345	$6.55	$449	$598
Expired	—
Forfeited	—

Outstanding - 12/31/04	88,040	$6.94		$970	5.76
Options exercisable at 12/31/04	86,040	$6.80
Granted	—					$—
Exercised	20,035	$6.60	$139	229
Expired	—
Forfeited	—

Outstanding & exercisable - 12/31/05	68,005	$7.10		$689	4.82
Granted	—					$—
Exercised	26,105	$6.55	$180	$283
Expired	—
Forfeited	—

Outstanding & exercisable - 12/31/06	41,900	$7.35		$406	3.99

     The following table summarizes information about stock options outstanding at December 31, 2006.

	Options Outstanding			Options Exercisable
		Weighted
		average
	Number	remaining	Weighted	Number	Weighted
	outstanding at	contractual	average	exercisable at	average
Exercise prices	12/31/06	life in years	exercise price	12/31/06	exercise price
$ 6.548	35,600	3.5	$6.548	35,600	$6.548
$ 9.857	2,500	5.7	$9.857	2,500	9.857
$13.219	3,800	7.1	$13.219	3,800	13.219

	41,900	4.0	$7.350	41,900	$7.350

NOTE 11 — COMMITMENTS AND CONTINGENCIES
Financial Instruments with Off-balance Sheet Risk
     The Bancorp is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and stand-by letters of credit to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Bancorp has in particular classes of financial instruments.
     The Bancorp’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and stand-by letters of credit is represented by the contractual or notional amount of those instruments.

     Financial instruments whose contract amounts represent credit risk at December 31, 2006 and 2005 were as follows:

	Contract or notional amount
	2006	2005
	(In thousands)
Commitments to extend credit	$64,287	$59,865
Letters of Credit	4,350	2,954

	$68,637	$62,819

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments to extend credit include approved and committed loans and lines of credit and construction lines approved but not extended. The Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bancorp upon extension of credit is based on management’s credit evaluation of the counter-party. Collateral held varies but may include inventory, property, plant and equipment, and income producing commercial properties. The commitments at December 31, 2006 were principally to originate commercial loans and other loans secured by real estate.
     In addition, the Bancorp received $16,000 and $25,000 in deferred fees on the above letters of credit balance in 2006 and 2005, respectively.
     The amount of collateral received on loan commitments is dependent upon the individual transaction and the credit worthiness of the customer.
Concentrations of Credit Risk
     The Bancorp’s loan portfolio represents loans principally made in Atlantic, Cape May and Cumberland Counties in New Jersey, which are secured by both residential and commercial real estate. Accordingly, the Bancorp’s primary concentration of credit risk is related to the real estate market in the Atlantic, Cape May and Cumberland Counties. The ultimate collectibility of this portion of the Bancorp’s portfolio is susceptible to changes in local market conditions, and therefore, dependent upon the local economic environment. In addition, loan concentrations are also considered to exist when there are amounts loaned or committed to be loaned to a multiple number of borrowers engaged in similar activities which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions.
Legal Proceedings
     As of December 31, 2006, there were no legal proceedings pending against the Bancorp.
NOTE 12 – BORROWINGS

	Borrowings
	Years ended December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
Short-term:
FHLB New York advances	$9,171	4.37%	$6,285	2.61%
FHLB New York repurchase agreements	14,000	3.98%	$5,000	3.43%

Long-term:
FHLB New York advances	31,390	4.10%	50,910	3.83%
FHLB New York repurchase agreements	31,500	4.00%	30,500	3.82%
Other borrowings	5,000	4.37%	—	0.00%

Total borrowings	$91,061	4.09%	$92,695	3.72%

     Borrowings are scheduled to mature as follows:

Years Ending December 31,
(In thousands)
2007	$23,171
2008	16,890
2009	9,000
2015	15,000
2016	27,000

Total	$91,061

     As of December 31, 2006, the Bancorp had delivered securities with a total market value of $53,001,000 to the FHLBNY as collateral for borrowings. In addition, the Bancorp also used approximately $38,081,000 in mortgage loan collateral against the FHLBNY advances. The Bancorp had delivered securities with a total market value of $6,031,000 to Citigroup as collateral for borrowings pledged with broker/dealer, Ryan Beck & Co. The Bancorp also has an unsecured line of credit of $5,000,000 with Atlantic Central Bankers Bank and an unsecured fed funds line of credit of $3,000,000 with SunTrust Robinson Humphrey both of which carried a zero balance at December 31, 2006.
     At December 31, 2006, borrowings included $45,500,000 of securities sold under agreements to repurchase (“Repurchase Agreements”) and $40,561,000 of advances both of which were with the Federal Home Loan Bank of New York. The Repurchase Agreements and the advances required the Bancorp to deliver investment securities as collateral in an amount exceeding the amount borrowed.
     As of December 31, 2005, the Bancorp had delivered to the FHLBNY securities with a total market value of $61,027,000. In addition, the Bancorp also used approximately $40,503,000 in mortgage loan collateral against the FHLBNY advances.
NOTE 13 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     The estimated fair values and carrying amounts are summarized as follows:

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$8,819	$8,819	$6,674	$6,674
Investments — available for sale	95,335	95,335	81,721	81,721
Investments — held to maturity	44,007	42,942	49,263	48,159
Loans	277,466	274,180	244,237	240,917
Accrued interest receivable	2,206	2,206	1,843	1,843

Total	$427,833	$423,482	$383,738	$379,314

Financial Liabilities:
Deposits with no stated maturities	$78,312	$78,312	$93,460	$93,460
Deposits with stated maturities	231,641	232,452	179,034	178,922
Borrowings	91,061	93,805	92,695	91,403
Accrued interest payable	561	561	437	437

Total	$401,575	$405,130	$365,626	$364,222

  The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 2006 and 2005.
     Cash and due from banks: Current carrying amounts approximate estimated fair value.

     Investment securities: Current quoted market prices were used to estimate fair value.
     Loans: Fair values were estimated using the present value of the estimated cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
     Deposit liabilities: The fair value of deposits with no stated maturity (i.e. demand deposits, interest checking accounts, money market accounts and savings accounts) are by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). Deposits with a stated maturity (time deposits) have been valued using the present value of cash flows discounted at rates approximating the current market for similar deposits.
     Borrowings: Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.
     Off-balance-sheet instruments: Off-balance-sheet instruments are primarily comprised of loan commitments which are generally priced at market at the time of funding. Fees on commitments to extend credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 2006 and December 31, 2005 loan commitments were $68,637,000 and $62,819,000, respectively.
NOTE 14 — REGULATORY RESTRICTIONS
     Regulation D of the Federal Reserve Board requires all depository institutions to maintain reserves on transaction accounts. These reserves may be in the form of cash or non-interest-bearing deposits with the Federal Reserve Bank of Philadelphia. Under Regulation D, the Bank is not required to reserve on the first $8,500,000 of net transaction accounts, but must maintain 3% reserves on the next $37,300,000. The Bank’s required reserves were $25,000 and $1,204,000, respectively, at December 31, 2006 and December 31, 2005.
     The Bank is subject to various regulatory capital requirements of federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     The Bank must maintain certain minimum capital amounts and ratios to be considered adequately capitalized as set forth in the table below. Management believes that the Bank meets, as of December 31, 2006, all capital adequacy requirements to which it is subject. Management believes that the Bank is well capitalized at December 31, 2006, under the regulatory framework for prompt corrective action provisions of Section 3b of the Federal Deposit Insurance Act.

The Bank’s capital amounts and ratios are presented in the following table.

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Risk based capital ratios:
Tier I	$39,921	10.96%	$14,570	4.00%	$21,855	6.00%
Total capital	$43,194	11.86%	$29,136	8.00%	$36,420	10.00%
Leverage ratio	$39,921	8.86%	$18,023	4.00%	$22,529	5.00%

December 31, 2005
Risk based capital ratios:
Tier I	$36,176	11.82%	$12,242	4.00%	$18,363	6.00%
Total capital	$39,037	12.75%	$24,494	8.00%	$30,617	10.00%
Leverage ratio	$36,176	9.54%	$15,168	4.00%	$18,960	5.00%

December 31, 2004
Risk based capital ratios:
Tier I	$27,112	12.14%	$8,934	4.00%	$13,400	6.00%
Total capital	$29,297	13.12%	$17,867	8.00%	$22,330	10.00%
Leverage ratio	$27,112	9.42%	$11,511	4.00%	$14,391	5.00%
     Dividend payments by the Bank are subject to the New Jersey Banking Act of 1948, as amended (the “Banking Act”), and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Act, no dividends may be paid unless, after the payment of such dividend, the capital stock of the Bank would be unimpaired, and (a) the Bank will have a surplus of 50% or more of its capital stock, or if not (b) the payment of such dividend will not reduce the surplus of the Bank. Under the FDIA, no dividend may be paid by the Bank if the Bank is in arrears in the payment of any insurance assessment due to the FDIC. In addition, as discussed above, state and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital for the Bank. Adherence to such standards further limits the ability of the Bank to pay dividends to its shareholders.
NOTE 15 – RELATED PARTY TRANSACTIONS
     The Bank has had, and expects to have, transactions in the ordinary course of business with many of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. For a discussion of credit transactions, see Note 3 — Loans.
     The Board of Directors has affirmatively determined that all of Boardwalk’s directors are independent within the meaning of the NASD’s listing standards, except for Michael D. Devlin, Chairman, President and Chief Executive Officer of the Bank, Thomas L. Glenn, III and Carol Nugent Harris, whose businesses from time to time provide certain insurance brokerage or construction services to Boardwalk. Services provided to Boardwalk by companies affiliated with Directors Glenn and Harris were reviewed and approved in advance by the Board of Directors, and the Board believes that such services are being provided on terms at least as favorable as would be available for similar services from an unaffiliated third party. The Board categorically determined that a lending relationship resulting from a loan made by Boardwalk Bank to a director would not affect the determination of independence if the loan complies with Regulation O under the federal banking laws. The Board also categorically determined that maintaining with Boardwalk Bank a deposit, savings or similar account by a director or any of the director’s affiliates would not affect the determination of independence if the account is maintained on the same terms and conditions as those available to similarly situated customers.
     Thomas L. Glenn, III is President of Glenn Insurance Incorporated, which is Boardwalk’s insurance agent, and during 2006 Boardwalk paid insurance premiums of $117,910 to insurance companies represented by Mr. Glenn. In 2006, Massett Building Company acted as the general contractor for the construction of Boardwalk Bank’s Ocean Heights and Cape May City branches. The cost of constructing the branch totaled $2,286,880. Carol Nugent Harris is the President of Massett Building Company.

Note 16 – PARENT COMPANY FINANCIAL INFORMATION
     Condensed financial information of Boardwalk Bancorp (parent company only) follows:
Condensed Statements of Financial Condition
(Dollars in thousands)

	December 31, 2006	July 1, 2006
ASSETS
Cash	$12,056	$—
Investment in subsidiary	38,979	36,130
Other assets	94	—

Total assets	$51,129	$36,130

LIABILITIES
Other liabilities	2	—

Total liabilities	2	—

SHAREHOLDERS’ EQUITY
Shareholders’ equity	51,127	36,130

Total liabilities & shareholders’ equity	$51,129	$36,130

Condensed Statements of Operations
(Dollars in thousands)

For the six months
ended December 31,
2006
Income
Equity in undistributed income from subsidiary	1,315
Dividends from subsidiary	226

Total Income	1,541

Expenses
Other expenses	48

Total Expenses	48

Net Income	1,493

Condensed Statements of Cash Flows
(Dollars in thousands)

For the six months ended
December 31, 2006
Cash flows from operating activities:
Net Income	$1,493
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Equity in undistributed income of subsidiary	(1,315)
(Increase) in other assets	(94)
Increase in other liabilities	2

Net cash provided by (used in) operating activities	86

Cash flows from investing activities:
Net cash used in investing activities	—

Cash flows from financing activities:
Exercise of 19,185 shares from option plans	132
Exercise of 1,014,674 warrants from unit offering	12,176
Proceeds from dividend reinvestment plan	68
Tax benefit on exercise of stock options	94
Cash dividends paid	(500)

Net cash provided by financing activities	11,970

Net increase in cash and cash equivalents	12,056
Cash and cash equivalents at the beginning of the period	—

Cash and cash equivalents at the end of the period	$12,056

PART III
Item 9 — Changes and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A – Controls and Procedures
     Bancorp, under the supervision and with the participation of the Bancorp’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based on that evaluation, the Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures were effective as of December 31, 2006. There were no material changes to the internal control over financial reporting during the fourth quarter of 2006 that materially affected or are reasonably likely to affect, the Bancorp’s internal control over financial reporting.
Item 10 – Directors, Executive Officers and Corporate Governance
     The information required by this Item 10, relating to directors, executive officers and control persons is set forth in the sections captioned “Proposal I – Election of Directors,” “Class I Director Nominees,” “Class III Director Nominee,” “Class II Director Nominees,” Class III Director Nominees,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Policies and Procedures for Approving Non-Banking Related-Person Transactions,” and “Board Committees and Meetings – Audit Committee” of the Registrant’s definitive Proxy Statement to be used in connection with the 2007 Annual Meeting of Shareholders, which sections are incorporated herein by reference.

Item 11 — Executive Compensation
     The information required by Item 11 is incorporated by reference to the information appearing under the captions “Executive Compensation,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2006 Fiscal Year End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Employment Agreement,” “Change in Control Agreements,” “Other Potential Post-Employment Payments,” “Compensation Discussion and Analysis,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” of the Registrant’s definitive Proxy Statement to be used in connection with the 2007 Annual Meeting of Shareholders which sections are incorporated herein by reference.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The information required by Item 12 is incorporated by reference to the information appearing under the captions “Equity Compensation Plan Information” and “Beneficial Ownership of Common Stock” of the Registrants definitive Proxy Statement to be used in connection with the 2007 Annual Meeting of Shareholders which sections are incorporated herein by reference.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
     The information required by Item 13 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Proposal I – Election of Directors” of the registrants definitive Proxy Statement to be used in connection with the 2007 Annual Meeting of Shareholders which sections are incorporated herein by reference.
Item 14 – Principal Accounting Fees and Services
     The information required by this item 14 is incorporated by reference to the information appearing under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” “Auditor Independence,” and “Pre-Approval of Audit and Permissible Non-Audit Services” in the Proxy Statement to be used in connection with the 2006 Annual Meeting of Shareholders.
PART IV
Item 15 – Exhibits and Financial Statement Schedules
(a) 1. Financial Statements.
     Consolidated financial statements are included under Item 8 of Part II of this Form 10-K.
(a) 2. Financial Statement Schedules.
     Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.
(b) Exhibits
(3) (i)	Certificate of incorporation (Incorporated by reference to Exhibit B of the Prospectus forming a part of Registration Statement on Form S-4, No.333-132195).

(3) (ii)	By-laws (Incorporated by reference to Exhibit C of the Prospectus forming a part of Registration Statement on Form S-4, No.333-132915).

(10) (i)	Boardwalk Bank 2000 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.6 of Registration Statement on Form S-4, No. 333-132195).

(10) (ii)	Boardwalk Bank 2000 Director Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Registration Statement on Form S-4, No. 333-132195 ).

(10) (iii)	Employment Agreement, dated June 1, 1999, between Boardwalk Bank and Michael D. Devlin (Incorporated by reference to Exhibit 10.3 of Registration Statement on Form S-4, No. 333-132195)

(10)(iv)	Change in Control Agreement, Dated February 22, 2005, between the Bank and Wayne S. Hardenbrook (Incorporated by reference to Exhibit 10.4 of Registration Statement on Form S-4, No. 333-132195).

(10) (v)	Change in Control Agreement, Dated February 22, 2005, between the Bank and Guy A. Deninger (Incorporated by reference to Exhibit 10.5 of Registration Statement on Form S-4, No. 333-132195).

(10) (vi)	Boardwalk Bancorp, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit F of the Prospectus forming a part of Registration Statement on Form S-4, No. 333-132195)

(31) (i)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31) (ii)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer under section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 20, 2007	Boardwalk Bancorp, Inc. Registrant
	By:	/s/ Wayne S. Hardenbrook
	Name:	Wayne S. Hardenbrook
	Title:	Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial officer)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

By:	/s/ Michael D. Devlin	President, Chief Executive Officer,	March 20, 2007
	Michael D. Devlin	Chairman of the Board, Director (Principal Executive Officer)

By:	/s/ Wayne S. Hardenbrook	Executive Vice President	March 20, 2007
	Wayne S. Hardenbrook	Chief Financial Officer (Principal Financial and Principal Accounting Officer)

By:	/s/ Mark Benevento	Director	March 20, 2007
Mark Benevento

By:	/s/ Joseph M. Brennan	Director	March 20, 2007
Joseph M. Brennan

By:	/s/ Arthur R. Coslop	Director	March 20, 2007
Arthur R. Coslop

By:	/s/ Agostino R. Fabietti	Director	March 20, 2007
Agostino R. Fabietti

By:	/s/ James L. Fraser	Director	March 20, 2007
James L. Fraser

By:	/s/ Arthur J. Galletta	Director	March 20, 2007
Arthur J. Galletta

By:	/s/ Thomas L. Glenn, III	Director	March 20, 2007
Thomas L. Glenn, III

By:	/s/ Roy Goldberg	Director	March 20, 2007
Roy Goldberg

Signature		Title	Date

By:	/s/ Carol Nugent Harris	Director	March 20, 2007
Carol Nugent Harris

By:		Director	March 20, 2007
Pravin Khatiwala

By:	/s/ Patricia C. Koelling	Director	March 20, 2007
Patricia C. Koelling

By:	/s/ Thomas S. Rittenhouse	Director	March 20, 2007
Thomas S. Rittenhouse

By:	/s/ Thomas K. Ritter	Director	March 20, 2007
Thomas K. Ritter