Form 10-Q
period 2007-03-31
Boardwalk Bancorp Inc
filed 2007-05-21
CIK 1354835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,293,460 shares as of May 15, 2007.

PART I
Item 1 — Financial Statements
(a)	The following unaudited financial statements and related documents are set forth in this quarterly report on Form 10-Q on the following pages:

Page
STATEMENTS OF FINANCIAL CONDITION	3
STATEMENTS OF OPERATIONS	4
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)	5
STATEMENTS OF CASH FLOWS	6
NOTES TO FINANCIAL STATEMENTS	7
Ri;e 13a-14(a) Certification of Chief Financial Officer
Rule 13a-14(a) Certification of Chief Executive Officer
Certification of CFO and CEO under Section 906

BOARDWALK BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	(Unaudited)
	March 31, 2007	December 31, 2006
ASSETS
Cash & due from banks	$3,737	$8,681
Interest-earning demand deposits in other banks	3,634	138

Cash and cash equivalents	7,371	8,819
Interest-earning time deposits in other banks	4,853	5,052
Investments — available for sale, amortized cost 2007 - $90,193, 2006 - $96,374	90,009	95,335
Investments — held to maturity, market value 2007 - $35,401, 2006 - $37,890	35,401	38,955
Total Investments	125,410	134,290
Loans	289,803	277,466
Allowance for loan losses	(3,485)	(3,273)

Net loans	286,318	274,193
Premise and equipment, net	16,124	16,186
Accrued interest receivable	2,318	2,206
Bank owned life insurance	9,700	9,601
Accounts Receivable	1,543	2,263
Other assets	1,206	670

Total assets	$454,843	$453,280

LIABILITIES
Deposits:
Non-Interest bearing	$27,985	$22,699
Interest bearing	58,198	55,613
Time	223,830	231,641

Total deposits	310,013	309,953
Borrowings	92,844	91,061
Accrued interest payable	494	561
Other liabilities	606	578

Total liabilities	403,957	402,153

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: authorized 12,500,000 shares and 4,295,860 issued and outstanding in 2007, authorized 12,500,000 shares and 4,289,395 issued and outstanding in 2006, 3,633 warrants to buy 3,815 shares of common stock at $11.43 expiring 12/31/06 outstanding in 2006	21,554	21,447
Additional paid in capital	25,564	25,425
Treasury Stock, at cost, 15,000 shares in 2007	(262)	—
Accumulated earnings	4,262	5,312
Accumulated other comprehensive loss, net	(232)	(1,057)

Total shareholders’ equity	50,886	51,127

Total liabilities & shareholders’ equity	$454,843	$453,280

The accompanying notes are an integral part of the financial statements.

BOARDWALK BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months,
	ended March 31,
	2007	2006
Interest income:
Interest and fees on loans	$5,150	$4,418
Interest on interest bearing deposits	120	139
Interest on investment securities	1,786	1,540

Total Interest Income	7,056	6,097

Interest expense:
Interest on deposits	3,024	2,170
Interest on borrowings	943	848

Total Interest Expense	3,967	3,018

Net interest income	3,089	3,079
Provision for loan losses	207	171

Net interest income after provision for loan losses	2,882	2,908

Non-interest income:
Service charges, fees and other income	234	188
Bank owned life insurance	99	68
Loss on sales of investment securities available for sale, net	(329)	(9)
Gain on sale of other assets	10	—
Other than temporary impairment	(1,524)	—

Total non-interest income	(1,510)	247
Non-interest expense:
Compensation & benefits	1,454	1,193
Occupancy & equipment	405	311
Data processing and other servicing costs	168	124
Advertising & promotion	30	47
Professional services	208	135
Investor Relations	25	21
Other operating	215	248

Total non-interest expense	2,505	2,079

(Loss) income before income taxes	(1,133)	1,076
Income tax (benefit) expense	(469)	314

Net (loss) income	$(664)	$762

Earnings per share:
Basic	$(0.15)	$0.25
Diluted	$(0.15)	$0.21

Weighted average number of shares outstanding:
Basic	4,297,678	3,100,697
Dilutive effect of options and warrants	18,558	459,598

Diluted	4,316,236	3,560,295

The accompanying notes are an integral part of the financial statements

BOARDWALK BANCORP, INC.
CONSOLIDATED
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
Balance, January 1, 2005	13,034	13,046	—	1,073	(122)	27,031
Comprehensive income
Net income	—	—		2,600	—	2,600
Other comprehensive income:
(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of tax					(6)	(6)
Change in unrealized gain (loss) on securities available for sale	—	—		—	(840)	(840)
Less: reclassification adjustment	—	—		—	29	29

Net change in unrealized gain/loss on securities available for sale						(811)

Total other comprehensive income						1,783
Cash dividend on common stock				(478)		(478)
Tax benefit on 4,845 stock options exercised		19				19
Issuance of Common Stock (431,650 shares)	2,159	4,439				6,598
Shares issued for stock option plans (21,036 shares)	105	33		—	—	138
Shares issued for exercise of 21,012 warrants (22,062 shares)	110	142	—	—	—	252

Balance, December 31, 2005	15,408	17,679	—	3,195	(939)	35,343
Comprehensive income
Net income	—	—		3,025	—	3,025
Other comprehensive income:
(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of tax					18	18

Change in unrealized gain (loss) on securities available for sale	—	—		—	(202)	(202)
Less: reclassification adjustment	—	—		—	66	66

Net change in unrealized gain/loss on securities available for sale						(136)

Total other comprehensive income						2,907
Cash dividend on common stock				(908)		(908)
Tax benefit on 25,605 stock options exercised		94				94
Shares issued for stock option plans (27,406 shares)	137	43				180
Shares issued for exercise of 1,120,255 warrants (1,176,256 shares)	5,881	7,562		—	—	13,443
Shares issued for dividend reinvestment plan (4,092)	21	47	—	—	—	68

Balance, December 31, 2006	21,447	25,425	—	5,312	(1,057)	51,127

Comprehensive income
Net income	—	—		(664)	—	(664)
Other comprehensive income:
(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of tax					(17)	(17)

Change in unrealized gain (loss) on securities available for sale, net of tax	—	—		—	580	580
Less: reclassification adjustment	—	—		—	262	262

Net change in unrealized gain/loss on securities available for sale, net of tax						842

Total other comprehensive income						161
Cash dividend on common stock				(386)		(386)
Treasury stock purchase (15,000 shares)			(262)			(262)
Tax benefit on 11,535 stock options exercised		46				46
Stock option compensation expense		33				33
Shares issued for stock option plans (18,411 shares)	92	32				124
Shares issued for exercise of 1,508 warrants (1,583 shares)	8	10		—	—	18
Shares issued for employee stock purchase plan (624)	3	7				10
Shares issued for dividend reinvestment plan (846)	4	11	—	—	—	15

Balance, March 31, 2007 (unaudited)	$21,554	$25,564	$(262)	$4,262	$(232)	50,886

The accompanying notes are an integral part of the financial statements

BOARDWALK BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net (loss) Income	$(664)	$762
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	207	171
Loss on sales of investment securities available for sale	329	9
Loss on other than temporary impairment	1,524
Income on bank owned life insurance	(99)	(68)
Depreciation	217	191
Amortization and accretion of premiums and discounts on investments, net	(77)	15
Amortization and accretion of deferred loan fees and costs	1	(14)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(112)	(476)
Decrease (increase) in account receivables	720	(154)
(Increase) decrease in other assets	(539)	61
(Decrease) increase in accrued interest payable	(67)	7
Increase in other liabilities	28	106

Net cash provided by operating activities	1,468	610

Cash flows from investing activities:
Net maturities of interest-earning time deposits in other banks	199	197
Purchases of investments, HTM	(839)	(145,699)
Purchase of investments, AFS	(14,746)	(7,257)
Proceeds from sales, calls & maturities of investments	22,067	141,758
Principal collected on mortgage-backed securities	1,448	1,698
Net increase in loans receivable	(12,331)	(12,929)
Purchase of premises and equipment	(155)	(2,353)

Net cash used in investing activities	(4,357)	(24,585)

Cash flows from financing activities:
Net increase in deposits	60	28,455
Proceeds from borrowings	157,375	23,750
Principal payments on borrowings	(155,592)	(25,230)
Proceeds from dividend reinvestment plan	15	—
Proceeds from employee stock purchase plan	10	—
Exercise of 18,411 shares from option plans	124	41
Exercise of 1,508 warrants from unit offering	18	493
Stock option expense	33	—
Tax benefit on exercise of stock options	46	—
Purchase of treasury stock, net	(262)	—
Cash dividends paid	(386)	(185)

Net cash provided by financing activities	1,441	27,324

Net (decrease)/increase in cash and cash equivalents	(1,448)	3,349
Cash and cash equivalents at the beginning of the period	8,819	6,674

Cash and cash equivalents at the end of the period	$7,371	$10,023

Supplemental disclosures of cash flow information:
Interest payments	$4,035	$3,011

Net change in unrealized loss on securities available for sale, net of income tax	$842	$(1,182)

(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of income tax	$17	$3

Income taxes paid	$—	$101

The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Investment Securities
     Debt and equity securities are classified as either held to maturity (“HTM”), available for sale (“AFS”) or at fair market value (“Trading”). Investment securities that we have the positive intent and ability to hold to maturity are classified as HTM securities and reported at amortized cost. Investment securities not classified as HTM nor held for the purpose of trading in the near term are classified as AFS securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income/(loss), a separate component of stockholders’ equity, net of tax. Investments accounted for at fair market value (“Trading”) are reported at fair value with unrealized gains and losses reported in earnings. We currently do not engage in any trading activities. Management determines the appropriate classification of securities at the time of purchase. In addition, management reviews the existing portfolio classifications for appropriateness.
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

     We recently undertook a balance sheet restructuring program designed to reduce interest rate risk and improve net interest margin. We initially intended to elect early adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) and account for the restructuring under the transition provisions of SFAS 159. Subsequent to the Company’s original decision to early adopt SFAS 159, clarifications of the interpretation of the application of that Statement by applicable regulatory and industry bodies, including the AICPA’s Center for Audit Quality, led us to conclude that the application of SFAS 159 to our transactions might be inconsistent with the intent and spirit of the statement. Consequently, we have decided not to early-adopt SFAS 159. Based on our current understanding of the views of applicable regulatory agencies and bodies, we have reported the investment securities in our restructuring program that were designated for sale at March 31, 2007 and subsequently sold in April 2007 as being other-than-temporarily impaired at March 31, 2007. Accordingly, we have recognized a charge to earnings for other than temporary impairment of $1,524,000 for the three-month period ending March 31, 2007, to reflect the difference between book carrying value and market value.
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
     Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. We had no impaired loans at March 31, 2007 or December 31, 2006.
Allowance for Loan Losses
     The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to provide for known and inherent losses of the existing loan portfolio. Management’s judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions, and other relevant factors. Based on all of these factors, loans are grouped by relative risk and risk factors assigned to each category. Appropriate reserves are determined for each category based on the risk factors established for that category. Loans or borrowers exhibiting credit deterioration are excluded from these calculations and are assigned specific reserves based on their risk classification.

     All commercial borrowers, consumer loans and residential mortgage loans are periodically reviewed for any evidence of credit quality deterioration. Such factors as delinquencies, late payment history, company earnings performance and cash flow, downturns in a particular industry and specific changes in the local business environment that may affect a particular business are all considered in identifying weakening credit situations. Results of each assessment are assigned a risk rating, reported in terms of a classification (Superior, Pass, Management Attention, Special Mention, Substandard, Doubtful and Loss). Associated with each classification is a defined set of characteristics that are reflective of the particular level of risk. These defined characteristics provide a common bank-wide basis for quantifying risk so that each loan receives equal assessment.
     A third party loan review is conducted annually on all loans over $500,000.
     Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.
     Management relies significantly on estimates to determine the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond our control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ in the near term.
     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.
Premises and Equipment
     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated on either a straight-line basis over the estimated useful lives of the assets as follows: buildings — 39 years; equipment and computer hardware — 3 to 10 years; and software — 3 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses upon disposition are reflected in earnings as realized. Land is carried at cost.
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

Stock Options
     Prior to the formation of Bancorp, the Bank maintained two stock option compensation plans, a non-qualified plan for the original members of the board of directors of the Bank and a qualified plan for the employees of the Bank. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The plans were assumed by Bancorp upon its formation. Options to purchase Bank common stock were converted to options to purchase Bancorp common stock.
     We sold 1,165,000 warrants to purchase our common stock during 2003. At March 31, 2006 these warrants were dilutive and expired on December 31, 2006.
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
     At the Bank’s annual meeting on April 27, 2006, in connection with the formation of the holding company, shareholders of the Bank approved the Boardwalk Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the issuance of 433,155 shares of common stock, subject to certain annual increases, in the form of equity awards to employees and non-employee directors of Bancorp and its subsidiaries. On January 22, 2007, Bancorp granted 400,000 options with a vesting term of nine and a half years and an expiration date of January 19, 2017. The following table presents compensation expense and the related tax impacts for equity awards recognized in the consolidated income statements.

	Three months ended
	March 31
	2007	2006
	(in thousands)
Compensation expense	$33	$—
Tax Benefit	11	—

Net Income effect	$22	$—

NOTE 2 — EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share calculation.

	Earnings per share table
	For the three months ended:
	March 31, 2007	March 31, 2006
	(Dollars in thousands, except share data)
Net Income	$(664)	$762
Weighted average basic number of shares	4,297,678	3,100,697
Dilutive effect of options and warrants	18,558	459,598
Weighted average diluted number of shares	4,316,236	3,560,295
Basic Earnings per share	$(0.15)	$0.25
Diluted Earnings per share	$(0.15)	$0.21

NOTE 3 — REGULATORY RESTRICTIONS
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
     We must maintain certain minimum capital amounts and ratios to be considered adequately capitalized as set forth in the table below. Management believes that we meet, as of March 31, 2007, all capital adequacy requirements to which we are subject. Management believes that we are well capitalized at March 31, 2007 under the regulatory framework for prompt corrective action provisions of Section 3b of the Federal Deposit Insurance Act.

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007
Risk based capital ratios:
Tier I	$39,531	10.52%	$15,031	4.00%	$22,546	6.00%
Total capital	$43,016	11.45%	$30,055	8.00%	$37,569	10.00%
Leverage Ratio	$39,531	8.46%	$18,691	4.00%	$23,363	5.00%

December 31, 2006
Risk based capital ratios:
Tier I	$39,921	10.96%	$14,570	4.00%	$21,855	6.00%
Total capital	$43,194	11.86%	$29,136	8.00%	$36,420	10.00%
Leverage Ratio	$39,921	8.86%	$18,023	4.00%	$22,529	5.00%
     Dividend payments by the Bank to Bancorp are subject to certain regulatory restrictions which are discussed below in “Dividend Policy.”
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In addition to historical information, this management discussion and analysis contains forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of this date. We are not obligated to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after this date. Readers should carefully review the risk factors described in other documents we file from time to time with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and any current reports on Form 8-K.

General
     Boardwalk Bancorp, Inc. is a New Jersey business corporation and was organized as a bank holding company effective July 1, 2006. Its subsidiary, Boardwalk Bank, is a New Jersey state chartered commercial bank headquartered in Linwood, Atlantic County, New Jersey, in the southern Atlantic shore region of the state. We conduct business from our main office in Linwood and branch offices in Galloway Township, Margate City, Egg Harbor Township, Cape May Court House, and Cape May City, New Jersey and lending offices in Linwood and Vineland, New Jersey and, on a limited basis, on the Internet. Our second branch in Egg Harbor Township, New Jersey opened October 30, 2006. At March 31, 2007, we had total assets of $454,843,000, total deposits of $310,013,000 and shareholders’ equity of $50,886,000.
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
     Our business objective is to be recognized as a reliable and responsive provider of high quality banking services to retail customers, small and mid-sized businesses and professional practices, such as medical doctors and lawyers, located in our target market area of Atlantic, Cape May and Cumberland counties, New Jersey. We actively pursue business relationships with our targeted clientele through diligent calling efforts and by capitalizing on our extensive knowledge of our market’s communities and the businesses serving these communities. The members of our Board of Directors and our loan officers have widespread business experience and contacts in our marketplace and are an important source of new business opportunities. This combined in-depth knowledge of our lending markets has contributed to our superior loan portfolio credit quality since the inception of the Bank. We also offer customized products to meet the needs of our customers, such as loans with variable payment features to account for the seasonal nature of certain of our customers’ businesses and courier service for deposit pickup. Our goal is to establish deposit and lending relationships that are based on service, will result in long-standing relationships and will lead to referrals from our satisfied customers.
     Retail customer relationships are also important. We actively pursue retail deposit relationships by designing our deposit products to meet our retail customers’ needs and price these products to be amongst the most competitive in our markets.
     An important element of our strategy is to hire bankers who have prior experience as well as pre-existing business relationships in our markets. Our team of lenders and branch personnel has prior experience at community banks and regional banks in our market. It is a fundamental belief of management that having knowledge of our local markets is a critical element in making sound credit decisions. This extensive knowledge of our local markets has allowed us to develop and implement a highly focused and disciplined approach to lending to the vacation-related and other businesses in our market area. We face a substantial challenge as we continue to expand our commercial lending portfolio to find additional lending personnel with experience in our market area. Management believes that the Bank is currently adequately staffed but also believes that the Atlantic, Cape May and Cumberland counties labor pool for experienced commercial lenders is limited. For this reason, we have developed an in-house lender training program.
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
     Management relies significantly on estimates to determine the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond our control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ in the near term.
     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.
Results of Operations
     We reported a decrease of $1,426,000 or 187.1% in net income to ($664,000) or ($0.15) per diluted share for the three months ended March 31, 2007 from $762,000 or $0.21 per diluted share for the three months ended March 31, 2006. Our asset restructuring program, designed to reduce interest rate risk and improve net interest margin, resulted in pre-tax losses of $1,853,000. Assets in our restructuring program that were designated for sale at March 31, 2007 and subsequently sold in April 2007 are being reported as other than temporarily impaired at March 31, 2007 (see above; NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Investment Securities). Other than temporary impairment treatment requires us to value these investments at market value with the difference between book carrying value and market value being recognized as a component of current earnings for the three month period ended March 31, 2007.
     Net income for the three months ended March 31, 2007 benefited from growth in loans and a resultant growth in interest income. Interest income improved by $959,000 or 15.7% to $7,056,000 for the three months ended March 31, 2007 from $6,097,000 in the same quarter of 2006. The increase in interest income included a 16.6% increase in interest on loans to $5,150,000 for the three months ended March 31, 2007 from $4,418,000 for the three months ended March 31, 2006. Increasing deposit competition and rising interest rates contributed to an increase in deposit interest expense. The cost of interest bearing deposits increased from 3.29% for the three month period ended March 31, 2006 to 4.25% for the three month period ended March 31, 2007. Deposit interest expense increased by $854,000 to $3,024,000 for the first quarter of 2007 from $2,170,000 during the first quarter of

2006. Interest expense on borrowings also increased as the Bank used borrowings to supplement deposit growth and to fund asset growth. Interest expense on borrowings increased to $943,000 for the three months ended March 31, 2007 from $848,000 for the three months ended March 31, 2006. The provision for loan losses for the three month period ended March 31, 2007 was $207,000. The provision for the first quarter of 2006 was $171,000. Non-interest income decreased to ($1,510,000) for the three months ended March 31, 2007 from $247,000 for the three months ended March 31, 2006. This decrease can largely be attributed to the loss of $1,853,000 resulting from the restructuring of the investment portfolio.
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
     Net interest income for the quarter ended March 31, 2007 grew from the quarter ended March 31, 2006 reflecting the strengthening of our core earnings from continued loan growth. Net interest income before provisions for loan losses increased $10,000 or 0.3% to $3,089,000 for the three months ended March 31, 2007 from $3,079,000 for the three months ended March 31, 2006. Increases in interest bearing liability rates exceeded increases in rates on earning assets as deposit competition in the southern New Jersey market increased (see Net Interest Margin and Rate/Volume Analysis below). The increase in net interest income is, therefore, attributable largely to growth in earning assets as the net change in volume contributed $191,000 to growth from the quarter ended March 31, 2007 from the same quarter in the previous year while the net impact of changes in interest rates for the same periods was ($181,000). Deposit interest expense increased by $854,000 to $3,024,000 for the first quarter of 2007 from $2,170,000 during the first quarter of 2006. Increases in deposit interest expense were impacted by increases in general levels of interest rates and growing deposit competition. Interest expense on borrowings increased primarily from additions to borrowings to support asset growth, but were also impacted by rising FHLBNY advance rates. Interest expense on borrowings increased to $943,000 for the three months ended March 31, 2007 from $848,000 for the three months ended March 31, 2006.
Net Interest Margin and Rate/Volume Analysis
     Our net interest margin declined during the three months ended March 31, 2007 from the same period in the previous year. For the three months ended March 31, 2007, net interest margin declined to 2.96% from 3.20% for the comparable period in the prior year. This decline in net interest margin reflects increasing deposit rate competition and the fact that our liabilities have shorter average maturities than the average maturities of our assets and subsequently re-price more frequently. Rising interest rates have, thus, had a more negative impact on interest bearing liability expense than the offsetting favorable impact of rising interest rates on interest earning assets. Yields on loans have also been adversely affected by increased competition for commercial loans in our marketplace. Yields on interest-earning assets rose by 42 basis points to 6.75% for the first three months of 2007 from 6.33% in the first three months of 2006 while the cost of interest-bearing liabilities rose by 83 basis points to 4.23% for the first three months of 2007 from 3.40% in the first three months of 2006. Loan yields rose as a result of significant loan growth and higher loan rates on new loans.
     Average total loans were $281,312,000 for the three months ended March 31, 2007 compared to $251,660,000 for the three months ended March 31, 2006 an increase of 11.8%. Growth in deposits and borrowings and reductions in short-term investments were utilized to fund asset growth. Average interest-bearing liabilities were $380,569,000 for the three months ended March 31, 2007 up from $359,613,000 for the three months ended March 31, 2006.
     Increases in interest income for the three months ended March 31, 2007 were driven principally by loan growth. Total interest income for the three months ended March 31, 2007 increased $594,000 as a result of growth in asset balances (volume) and $365,000 from increases in average interest rates. Competitive pressures on pricing of both loans and deposits contributed to further negative pressure on net interest margin for the three months ended March 31, 2007 that were offset by investment restructuring and more conservative certificate of deposit pricing. Yields on interest-earning assets rose by 42 basis points from 6.33% in the first quarter of 2006 to 6.75% for the first quarter of 2007. Rising interest rates and competitive pricing caused the cost of interest-bearing liabilities to increase by 83 basis points from 3.40% in the first quarter of 2006 to 4.23% for the first quarter of 2007. The impact of changes in interest rates on our net interest income almost equally affected interest bearing liabilities and interest earning assets with a ($181,000) change attributable to net changes in average interest rates from the three months ended March 31, 2006 to the three months ended March 31, 2007. For the three months ended March 31, 2007 net interest margin declined to 2.96% from 3.20% for the three months ended March 31, 2006.

     Our net interest margin decreased during the three months ended March 31, 2007 from the three months ended March 31, 2006 reflecting continued competitive pressures on both loan and deposit rates. For the three months ended March 31, 2007 net interest margin decreased to 2.96% from 3.20% for the three months ended March 31, 2006.
     Average interest-earning assets as a percent of total assets declined as we devoted more resources to the development of the branch network. As a result of this asset mix change, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 111.34% for the three months ended March 31, 2007 from 108.55% for the same period in 2006.
     The following table sets forth, for the three month periods ended March 31, 2007 and March 31, 2006, information regarding average balances of assets and liabilities, the total dollar amounts of interest income from interest earning assets, interest expense on interest bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of interest earning assets to interest bearing liabilities. Non accrual loans are included in the average loan balance.

	For the Three Months Ended March 31,
	2007			2006
		Interest			Interest
	Average	Income/	Average		Income/	Average
	Balance	Expense	Yield	Average Balance	Expense	Yield
	(Dollars in thousands)
Interest Earning Assets
Interest bearing deposits	$9,108	$120	5.34%	$12,675	$139	4.45%
Investments	133,303	1,786	5.43%	126,008	1,540	4.96%
Loans	281,312	5,150	7.42%	251,660	4,418	7.12%

Total interest earning assets	423,723	$7,056	6.75%	390,343	$6,097	6.33%
Non-interest earning assets	34,329			28,442
Allowance for loan losses	(3,295)			(2,949)

Total assets	$454,757			$415,836

Interest Bearing Liabilities
Interest bearing demand accounts	$29,389	$126	1.74%	$40,211	$183	1.85%
Savings accounts	6,776	23	1.38%	7,700	25	1.32%
Corporate money market accounts	15,243	79	2.10%	25,610	135	2.14%
Personal money market accounts	1,752	18	4.17%	—	—	0.00%
Certificates of deposit	235,677	2,778	4.78%	193,945	1,827	3.82%
FHLB borrowings	91,732	943	4.17%	92,147	848	3.73%

Total interest bearing liabilities	380,569	$3,967	4.23%	359,613	$3,018	3.40%
Non-interest bearing deposits	22,129			19,424
Other liabilities	1,093			1,161

Total liabilities	403,791			380,198
Shareholders’ equity	50,966			35,638

Total liabilities & shareholders’ equity	$454,757	—		$415,836	—

Net interest income		$3,089			$3,079
Net interest spread			2.52%			2.93%
Net interest margin			2.96%			3.20%
Net interest income and margin (tax equivalent basis)(1)		3,154	3.02%		3,124	3.20%
Ratio of average interest earning assets to average interest bearing liabilities	111.34%			108.55%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 34%, and has the effect of increasing interest income by $65,000 and $45,000 for the three month period ended March 31, 2007 and 2006 respectively. The average yield on investments increased to 5.63% from 5.43% for the three month period ended March 31, 2007 and increased to 5.10% from 4.96% for the three month period ended March 31, 2006.

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

	For the Three Months Ended March 31, 2007
	Compared to March 31, 2006
	Increase (Decrease) due to changes in:
	Average Volume	Average Rate	Net Change
	(i)	(ii)	(iii)
	(In thousands)
Interest Earning Assets
Short Term Investments	$(47)	$28	$(19)
Investments	98	148	246
Loans	543	189	732

Total interest income	$594	$365	$959

Interest Bearing Liabilities
Interest bearing demand accounts	$(46)	$(11)	$(57)
Savings accounts	(3)	1	(2)
Corporate money market accounts	(54)	(2)	(56)
Personal money market accounts	18	—	18
Certificates of deposit	492	459	951
FHLB borrowings	(4)	99	95

Total interest expense	403	546	949

Total net interest income	$191	$(181)	$10

Interest Income
     Total interest income increased to $7,056,000 for the three months ended March 31, 2007 from $6,097,000 for the three month period ended March 31, 2006 fueled primarily by loan growth and, to a lesser degree, by increasing interest rates (see discussions above on Net Interest Income and Net Interest Margin and Rate/Volume Analysis). The yield on earning assets was 6.75% and 6.33%, respectively, for the three months ended March 31, 2007 and 2006. The yields on investments and loans were 5.43% and 7.42%, respectively, for the three months ended March 31, 2007 and 4.96% and 7.12%, respectively, for the same period in the prior year.
Interest Expense
     Total interest expense was $3,967,000 for the three month period ended March 31, 2007 and $3,018,000 for the three months ended March 31, 2006. Interest expense increased due to both the growth in interest bearing liabilities and increasing interest rates. Deposit rates continued to be negatively affected by increases in general levels of interest rates and increased competition for deposits during the first quarter of 2007. The cost of interest bearing deposits increased to 4.25% for the first quarter of 2007 as compared to 3.29% for the first quarter of 2006. The increase in the balances of interest bearing liabilities also contributed to the increase in total interest expense. While we continue to make progress in developing non-interest bearing demand deposit accounts, because of our strong deposit growth, our deposit mix continues to be concentrated in interest bearing deposits consisting of time deposit, business money market, business interest checking and interest checking deposit accounts. The average balances of non-interest bearing accounts increased 13.9% to $22,129,000 for the three month period ended March 31, 2007 from $19,424,000 for the three month period ended March 31, 2006. Average non-interest bearing accounts as a percent of average total deposits, improved to 7.7% as of March 31, 2007 as compared to 7.3% as of March 31, 2006.

     Rising rates and increasing competition affected most deposit categories during the first quarter of 2007. The average cost of savings accounts was 1.38% for the first quarter of 2007 compared to 1.32% for the first quarter of 2006. The average cost of certificates of deposit rose to 4.78% for the three months ended March 31, 2007 from 3.82% for the three months ended March 31, 2006. The average cost of interest bearing demand accounts decreased to 1.74% from 1.85%, respectively, for the three months ended March 31, 2007 and March 31, 2006. The average cost of corporate money market deposits was 2.10% and 2.14%, respectively, for the three months ended March 31, 2007 and March 31, 2006. The decrease in the interest bearing demand accounts cost can be attributed primarily to deposits transferred from higher rate interest checking tiers to a new higher yield short-term money market certificate of deposit account. The new money market certificate of deposit account was developed to combat higher rate money market accounts at competitor banks. Business money market cost increases are attributable to rate increases on the higher tiers of business money market accounts in response to rising competitive money market account rates. Additionally the bank introduced a new personal money market product which pays an annual percentage yield of 4.25%.
Interest Rate Sensitivity
     The asset/liability management, or interest rate risk management, program is focused primarily on evaluating and managing the composition of assets and liabilities in view of various interest rate scenarios. Factors beyond our control, such as market interest rates and competition, may also have an impact on our interest income and interest expense. In the absence of other factors, the yield or return associated with our earning assets generally will increase from existing levels when interest rates rise over an extended period of time and, conversely, interest income will decrease when interest rates decline. In general, interest expense will increase when interest rates rise over an extended period of time and, conversely, interest expense will decrease when interest rates decline. These fluctuations in interest rates will impact not only interest income/expense but also the market value of all interest-earning assets and interest-bearing liabilities, other than those with a short-term maturity. At March 31, 2007, we do not have any hedging transactions in place such as interest rate swaps, futures, caps or floors. We are not directly subject to foreign currency exchange or commodity price risk.
     Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income while creating an asset/liability structure that maximizes earnings. The Investment/ALCO Committee of the Board of Directors of the Bank is responsible for monitoring our interest rate risk exposure. We use computer-based simulation models to assess the impact of changes in interest rates on our business plan. The model incorporates management’s business plan assumptions and related asset and liability yields, deposit sensitivity and the size, composition and maturity or re-pricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Our models stress our business plan over a range of higher and lower interest rate scenarios to measure the interest rate risk inherent in the business plan. Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.
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

     The following tables set forth our interest rate risk profile at March 31, 2007 and December 31, 2006. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.
INTEREST RATE RISK MEASUREMENT

	March 31, 2007
			% Change
		Change from	from	Policy
	Result	Reference	Reference	Limit
Net Interest Income

Rates up 200 basis points	$12,349,000	$(1,505,000)	-10.86%	20%
Rates up 100 basis points	$13,134,000	$(720,000)	-5.20%
Rates Unchanged	$13,854,000
Rates down 100 basis points	$14,021,000	$167,000	1.21%
Rates down 200 basis points	$14,368,000	$514,000	3.71%	20%
INTEREST RATE RISK MEASUREMENT

	December 31, 2006
			% Change
		Change from	from	Policy
	Result	Reference	Reference	Limit
Net Interest Income

Rates up 200 basis points	$11,608,136	$(1,347,927)	-10.40%	20%
Rates up 100 basis points	$12,296,439	$(659,625)	-5.09%
Rates unchanged	$12,956,063
Rates down 100 basis points	$13,535,642	$579,578	4.47%
Rates down 200 basis points	$14,192,801	$1,236,737	9.55%	20%
     We continue to be liability sensitive relative to changes in general levels of interest rates. This condition exists because the average term to maturity of our deposit liabilities is shorter than the average remaining term to maturity of our earning assets. Rising rates, therefore, have a negative effect on our net interest income while declining rates can be expected to improve net interest income. Actual results are affected by the slope of the yield curve as well as the general level of interest rates. Generally, a flat yield curve, as we have experienced during 2006, will put pressure on net interest margin and, absent growth in earning assets, have a negative impact on net interest income. The variation at both up and down 200 basis points is well within the acceptable parameters identified by our Board of Directors. The interest rate risk measurement technique presented here is a theoretical measurement of relative risk employing instantaneous and sustained increases in interest rates with no modification of strategies by management. In actual practice interest rates tend to change more gradually over time permitting management to adjust operating strategies to suit changing economic environments.
Interest Rate Risk Management and Asset Restructuring
     During the first quarter of 2007, we undertook a balance sheet restructuring effort to reduce our liability sensitivity. Our objective was to reduce the mismatch between the durations of our assets and the duration of our liabilities that contributes to interest rate risk. Specific investments were analyzed for interest rate risk. We decided to retain some investments with longer durations and higher yields because of their contribution to our earnings. Other investments were selected for restructuring because they possessed durations in excess of our typical liability durations, had low yields and/or presented significant potential for duration extension. Mortgage-backed securities (“MBS”) were reviewed for interest rate risk based on such characteristics as weighted average coupon, original purpose for mortgage financing, geographic location, loan to value ratios, previous and projected prepayment experience and credit qualities that might affect timing of principal payment. MBS identified as having undesirable characteristics that increased potential volatility in principal prepayment and, hence, increased duration uncertainty were selected for restructuring. Agency and corporate securities were also analyzed for excessive duration and potential duration volatility. Corporate and agency investments possessing undesirable characteristics were also selected for restructuring. Investments selected for restructuring were considered other than temporarily impaired and valued at fair market value at March 31, 2007. During the three month period ended March 31, 2007, $13,843,000 of these investments were sold and during April 2007 and additional $45,901,000 were sold. It is the intention of management to reinvest most of the proceeds of these sales in investments with maturities matched to specific liability maturities to reduce the mismatch of asset liability durations and reduce interest rate risk. Investments will typically be matched with borrowings maturing in three years or less. This matching will reduce interest rate risk and enable us to take advantage of higher yield provided by the current inverted yield curve.
Non-Interest Income
     Non-interest income for the three month period ended March 31, 2007 decreased 711.3% or $1,757,000 to ($1,510,000) from $247,000 for the same period in the prior year. Non-interest income grew because of increases in numbers of loan and deposit accounts and associated fees. For the three months ended March 31, 2007, service charges, fees and other income of $234,000 consisted primarily of deposit service charges and other deposit and loan fees of $146,000, merchant card services income of $14,000, residential mortgage origination income of $10,000, loan fees of $2,000, Business Manager/Med Cash receivables funding fees of $62,000. Bank owned life insurance (“BOLI”) income for this period was $99,000. Losses on sales of securities for the period were $329,000, gains on the sale of other assets were $10,000 and losses on other than temporary impairments were $1,524,000. For the three months ended March 31, 2006, service charges, fees and other income of $188,000 consisted primarily of deposit service charges and other deposit fees of $77,000, merchant card service income of $17,000, residential mortgage origination income and loan fees of $17,000, and receivables funding fees of $77,000. BOLI income for this period was $68,000. Losses on sales of securities for the period were $9,000.
Non-Interest Expense
     Non-interest expenses were impacted by both our overall growth in existing departments and the continued expansion of our branch banking and lending networks. While overall expense control continues to be good, our efficiency ratios have increased as the growth of our operating infrastructure has continued during a period when increasing competition has reduced our rate of loan portfolio growth. We believe it is important to continue to position the Bank to expand our market share with appropriately placed additional branches and loan production facilities such as our Cape May City and second Egg Harbor Township branches and Vineland loan production office. Our efficiency ratio for the three months ended March 31, 2007 was 73% compared to 62% for the three months ended March 31, 2006.
     For the three months ended March 31, 2007 and March 31, 2006 non-interest expense was $2,505,000 and $2,079,000, respectively. The largest component of non-interest expense is compensation and benefit expense. For the three months ended March 31, 2007 and March 31, 2006 compensation and benefit expense was $1,454,000 and $1,193,000, respectively. The increase of $261,000 in this category is attributable to increased salary expense due to expanding staffing requirements resulting from our growth, the hiring and training of staff for the new Egg Harbor Township branch office, and Cape May City branch offices and salary merit increases. Occupancy and equipment expenses were also impacted by branch office expansion. For the three months ended March 31, 2007 and March 31, 2006 occupancy expense was $405,000 and $311,000, respectively. Data processing increased from $124,000 for the first quarter of 2006 to $168,000 for the first quarter of 2007 reflecting primarily the increased costs of additional loan and deposit accounts and additional branch locations. Marketing decreased by $17,000 for the first quarter ending March 31, 2007 totaling $30,000 compared to $47,000 for the same quarter in 2006. Professional services increased from $135,000 for the three month period ended March 31, 2006 to $208,000 for the three month period ended March 31, 2007. Investor relations expense which represents the costs associated with being listed on the Nasdaq Capital Market increased from $21,000 for the three month period ended March 31, 2006 to $25,000 for the three month period ended March 31, 2007.
Provision for Loan Losses
     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of known and inherent losses in the existing loan portfolio. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, the composition of loan types within the portfolio, and other relevant factors. During the three months ended March 31, 2007, we had no loan charge-offs.
     During the first quarter of 2007 we added $207,000 in provisions to the allowance for loan losses and $171,000 during the first quarter of 2006. The loan loss allowance as a percentage of total loans was 1.20% at March 31, 2007 and 1.18% at March 31, 2006.

Income Taxes
     We recognized a first quarter 2007 tax benefit of $469,000, the result of a net operating loss of $1,133,000. For the period ending March 31, 2006 we recognized a tax expense of $314,000. Capital losses recorded during the quarter ended March 31, 2007 totaled $837,993 for which a valuation allowance for realizability of deferred tax assets was established, in the amount of $115,000.
Financial Condition
     We continued to experience strong growth in assets and deposits during the first three months of 2007 although at a pace below our historical growth rates. Growth has been negatively affected primarily by lower loan demand and increasing loan competition. Assets grew $1,563,000 or 0.3% to $454,843,000 at March 31, 2007 from $453,280,000 at December 31, 2006. Loans, net of allowance for losses of $3,485,000 at March 31, 2007 and $3,273,000 at December 31, 2006, grew $12,125,000 or 4.4% to $286,318,000 at March 31, 2007 from $274,193,000 at December 31, 2006. Investments decreased to $125,410,000 at March 31, 2007 from $134,290,000 at December 31, 2006. Premise and equipment also decreased during the first three months of 2007 by $62,000 from $16,186,000 at December 31, 2006 to $16,124,000 at March 31, 2007. Deposits grew by 0.02% to $310,013,000 at March 31, 2007 from $309,953,000 at December 31, 2006. Our shareholders’ equity decreased to $50,886,000 at March 31, 2007 from $51,127,000 at December 31, 2006.
     We continue to enjoy superior credit performance in our loan portfolios. During the first three months of 2007 we experienced no loan charge-offs.
Investment Securities
     Our investment policies include strict standards on permissible investment categories, credit quality, maturity intervals and investment concentrations. Our investment strategies are aimed at providing liquidity, maximizing income, managing interest rate risk and minimizing credit risk. We consider the investment portfolio as an alternative to loan originations only when excess liquidity cannot be invested in locally originated loans. Management formulates investment strategies and specific programs in conjunction with the Investment/ALCO Committee of the Board of Directors of the Bank. Management is responsible for making the specific investment purchases within such standards. At March 31, 2007, the investment portfolio was primarily comprised of U.S. government agency debt, agency mortgage-backed securities, corporate debt securities, municipal securities and equity securities.
     The estimated fair value of our investment securities available for sale at March 31, 2007 was $90,009,000, including an unrealized loss of $184,000, and at December 31, 2006 was $95,335,000, including an unrealized loss of $1,038,000. We also maintain a held to maturity portfolio of investments. The held to maturity portfolio is recorded at amortized cost. The amortized cost of the held to maturity portfolio was $35,401,000 and $38,955,000 at March 31, 2007 and December 31, 2006, respectively. It is management’s intention to eliminate held to maturity treatment of investments to improve flexibility of investment management. Consequently, as part of the restructuring program investments currently classified as held to maturity were sold in April 2007. All held to maturity securities except for one, have been marked to market for other than temporary impairment as of March 31, 2007. All held to maturity securities except for one, which was transferred to available for sale as of March 31, 2007, were subsequently sold, and there will be no more held to maturity classified securities for the next two years.
     Investment purchases during the three months ended March 31, 2007 totaled $15,585,000 comprised of $5,970,000 in agency securities, $2,522,000 in corporate debt securities, $3,741,000 in MBS, $513,000 in state and municipal obligations, $2,000,000 in equity securities and $839,000 in FHLBNY common stock.
     Securities available for sale are stated at fair market value on the balance sheet with an adjustment to equity for unrealized gains and losses.
     Our recent balance sheet restructuring program was designed to reduce interest rate risk and improve net interest margin. We initially intended to elect early adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) and account for the restructuring under the transition provisions of SFAS 159. Subsequent to the Company’s original decision to early adopt SFAS 159, clarifications of the interpretation of the application of that Statement by applicable regulatory and industry bodies, including the AICPA’s Center for Audit Quality, led us to conclude that the application of SFAS 159 to our transactions might be inconsistent with the intent and spirit of the statement. Consequently, we have decided not to early-adopt SFAS 159. Based on our current understanding of the views of applicable regulatory agencies and bodies, we have reported the investment securities in our restructuring program that were designated for sale at March 31, 2007 and subsequently sold in April 2007 as being other-than-temporarily impaired at March 31, 2007. Other than temporary impairment treatment requires us to value these investments at market value with the difference between book carrying value and market value being recognized as a component of current earnings for the three month period ending March 31, 2007. The recognition of other than temporary impairment resulted in a loss of $1,524,000. Available for sale securities and held to maturity securities were impacted by losses from other than temporary impairment recognition of $502,000 and 1,022,000, respectively.

     The composition of our investment portfolio is as follows:

	Available for Sale
	March 31, 2007		December 31, 2006
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
		(In thousands)
U.S. Treasury	$—	$—	$2,002	$2,003
U.S. government agencies	26,851	26,780	24,432	24,169
State & municipal obligations	14,726	14,672	14,915	14,926
Mortgage-backed securities	10,221	10,234	18,514	18,264
Corporate debt securities	30,279	30,207	28,140	27,716
Equity securities	8,116	8,116	8,371	8,257

Total	$90,193	$90,009	$96,374	$95,335

	Held to Maturity
	March 31, 2007		December 31, 2006
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
		(In thousands)
U.S. government agencies	$22,626	$22,626	$24,998	$24,424
Mortgage-backed securities	12,775	12,775	13,957	13,466

Total	$35,401	$35,401	$38,955	$37,890

Loans
     The majority of our loan portfolio is collateralized, at least in part, by real estate or secured with personal guarantees. Our loans are mostly made to small and mid-sized businesses and individuals in Atlantic, Cumberland and Cape May counties in New Jersey. We focus our commercial lending activity on small businesses and professionals within these counties.
     Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. We manage credit risk through underwriting policies and procedures, loan monitoring practices, and portfolio diversification. Loans above predetermined thresholds are reviewed and approved by the Loan Committee of the Board of Directors of the Bank. An independent firm is retained to periodically review adherence to underwriting policies and procedures. Interest rate risk is managed within our asset/liability management procedures using various modeling techniques. The majority of our loans are either fixed rate for a period of five years or less, or variable rate.
     During the first three months of 2007, loan growth slowed considerably from the prior year. Net loans grew by $12,125,000 for the three months ended March 31, 2007 as compared to net loan growth of $12,744,000 during the same period in 2006. Declines in loan growth can be attributed to less demand for new loans, less utilization of existing lines of credit and loan pay-offs, all factors that can be associated with slower economic growth and higher interest rates. Loan growth has also been negatively impacted by increased competition from other financial institutions.

Loan Portfolio

	March 31, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Residential Mortgage	$32,434	11.19%	$32,216	11.61%
Construction	25,424	8.78%	26,184	9.44%
Commercial & commercial real estate	220,795	76.20%	208,632	75.20%
Home Equity	9,288	3.21%	8,969	3.23%
Consumer	1,763	0.61%	1,480	0.53%
Overdrawn Accounts	50	0.02%	11	0.00%
Loan Payments in Process	(29)	-0.01%	(64)	-0.01%

Gross Loans	289,725	100.00%	277,428	100.00%
Deferred Costs, net	78		38

Total Loans	289,803		277,466
Allowance for loan losses	(3,485)		(3,273)

Net Loans	$286,318		$274,193

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
     Non-accrual loans are those where the accrual of interest has ceased. Loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. We had five non-accrual loans for $1,159,000 at March 31, 2007 and no non-accrual loans at March 31, 2006. There were no impaired loans at March 31, 2007 or March 31, 2006. Deposit accounts overdrawn for more than 30 days are reviewed for collectibility, if collection is doubtful the account is charged-off. Subsequent cash receipts are recorded as recoveries.

	Allowance for Loan Loss Activity
	March 31,
	2007	2006
	(In thousands)
Balance at beginning of year	$3,273	$2,861
Loan charge-offs	—	—
Overdraft charge-offs	—	—
Recoveries	5	—
Provision for losses	207	171

Balance at end of period	$3,485	$3,032

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. We had $1,159,000 of non-performing assets at March 31, 2007 and no non-performing assets at March 31, 2006.
Other Real Estate Owned
     We had no other real estate owned at March 31, 2007 or December 31, 2006.
Account Receivables
     Account receivables is primarily our Business Manager/Med Cash program. This is a program that enables us to purchase at a discount and manage the accounts receivable of credit-worthy merchants with required repurchase of delinquent accounts by the merchant and with the merchant’s repurchase obligation supported by a cash collateral account. The purchase of the merchant’s accounts receivable is recognized as accounts receivable in our financial statements. The balance in these accounts as of March 31, 2007 and December 31, 2006 was $1,543,000 and $2,263,000, respectively.

Other Assets
     Other assets totaled $1,206,000 at March 31, 2007 compared to $670,000 at December 31, 2006. Other assets at March 31, 2007 were primarily comprised of prepaid expenses of $262,000, other accounts receivable of $8,000, and deferred tax assets of $1,041,000 with a related allowance account of ($115,000). At December 31, 2006, other assets were primarily comprised of other accounts receivable of $8,000, deferred tax items of $321,000 and prepaid expenses of $331,000.
Deposits
     We are largely dependent upon our base of competitively priced deposits to provide a stable source of funding. We have retained and grown our customer base since inception through a combination of additional branch locations, quality service, a well-structured product mix, price, convenience, and a stable and experienced staff.
     Total deposits grew by $60,000 or 0.02% to $310,013,000 at March 31, 2007 from $309,953,000 at December 31, 2006. Slower loan growth has reduced the need for aggressive deposit growth providing an opportunity to moderate deposit expense in a rising rate environment. Current deposit gathering efforts are focused on matching deposit growth to the slower rates of loan growth. The majority of our deposits were in time deposits, interest checking and corporate money market accounts. It is our continuing goal to increase non-interest bearing deposits which consist primarily of commercial checking accounts and non-interest retail checking accounts. Non-interest bearing deposits are an important source of funds because they lower overall deposit costs. New branch offices typically experience their most rapid initial growth in interest bearing certificates of deposit. Interest bearing deposits comprised 91.0% of total deposits at March 31, 2007 compared to 92.7% at December 31, 2006. Non-interest bearing deposits were $27,985,000 or 9.0% and $22,699,000 or 7.3% of total deposits, respectively, at March 31, 2007 and December 31, 2006. We anticipate that additional branch offices will enable existing loan customers to move their business deposit accounts to the Bank and support our objective of lowering the cost of our deposit base.
     In August 2003, we opened our second branch site in Galloway, NJ. In July 2004, we opened our third branch site in Margate City, NJ. In August 2005, we opened our fourth branch site in Egg Harbor Township, NJ. In October 2005, we opened our fifth branch site in Cape May Court House, NJ and in June 2006, we opened our sixth branch site in Cape May City, NJ. In October 2006, we opened our seventh branch and second branch site in Egg Harbor Township, NJ. As of March 31, 2007, the Galloway branch had $50,596,000, the Margate branch had $56,260,000, the Egg Harbor Township branch had $33,296,000, the Cape May Court House branch had $27,762,000, the Cape May City branch had $7,031,000, and the second branch site in Egg Harbor Township had $3,834,000 in total deposits.
Borrowings
     Borrowings increased to $92,844,000 at March 31, 2007 from $91,061,000 at December 31, 2006. As a community bank, our funding strategy is to utilize deposits from our local marketplace as our primary funding source in order to develop and enhance customer relationships. We utilize borrowings to supplement growth in periods when deposit funding is not adequate, when borrowings are more cost effective or as a short-term liquidity source. We also use FLHBNY advances as a source of longer fixed rate interest bearing liabilities to manage interest rate risk and in anticipation of rising interest rates. Borrowings at March 31, 2007 consisted of reverse repurchase agreements or advances with the FHLBNY and reverse repurchase agreements with Citigroup Global Markets Inc. The FHLBNY borrowings are secured by mortgage loans, commercial loans, agency securities and agency mortgage backed securities as collateral. All borrowings at December 31, 2006 were secured FHLBNY advances and reverse repurchase agreements.

     The following table summarizes our borrowings. Short-term borrowings have maturity dates of twelve months or less. Long-term borrowings have maturity dates in excess of twelve months.

	Borrowings
	March 31, 2007		December 31, 2006
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate
		(Dollars in thousands)
Short-term:
FHLB New York advances	$5,109	3.66%	$9,171	4.37%
FHLB New York repurchase agreements	$10,000	4.21%	$14,000	3.98%

Long-term:
FHLB New York advances	31,235	4.10%	31,390	4.10%
FHLB New York repurchase agreements	36,500	4.06%	31,500	4.00%
Other borrowings	10,000	4.26%	5,000	4.37%

Total borrowings	$92,844	4.09%	$91,061	4.09%

Other Liabilities
     Other liabilities at March 31, 2007 of $606,000 were comprised of accrued compensation related expenses of $316,000, accounts payable of $80,000, deferred tax liabilities of $12,000, and accrued expenses of $198,000. Other liabilities at December 31, 2006 of $578,000 were comprised primarily of accrued compensation and salaries of $336,000, accounts payable of 143,000, and accrued expenses of $99,000.
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
     At March 31, 2007, management believes Bancorp is “well capitalized” and in compliance with all regulatory capital requirements to which it is subject.

Capital Components

	March 31, 2007	December 31, 2006
	(In thousands)
Tier I
Shareholders’ equity	$39,299	$38,978
Net unrealized gains(losses) on investments	(232)	(1,057)
Allowable portion of unrealized losses on equity investments	—	114

Total Tier I capital	$39,531	$39,921

Tier II
Allowable portion of the allowance for loan losses	$3,485	$3,273

Total Tier II capital	$3,485	$3,273

Total capital	$43,016	$43,194
Risk Weighted Assets	$375,727	$364,118
Capital Ratios

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007
Risk based capital ratios:
Tier I	$39,531	10.52%	$15,031	4.00%	$22,546	6.00%
Total capital	$43,016	11.45%	$30,055	8.00%	$37,569	10.00%
Leverage ratio	$39,531	8.46%	$18,691	4.00%	$23,363	5.00%

December 31, 2006
Risk based capital ratios:
Tier I	$39,921	10.96%	$14,570	4.00%	$21,855	6.00%
Total capital	$43,194	11.86%	$29,136	8.00%	$36,420	10.00%
Leverage ratio	$39,921	8.86%	$18,023	4.00%	$22,529	5.00%
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
     Dividend payments by Bancorp to its shareholders are subject to the New Jersey Business Corporation Act, and certain rules and policies of the Federal Reserve Board applicable to bank holding companies. Under the New Jersey Business Corporation Act, dividends may generally be paid if, after giving effect to the dividend, a corporation is able to pay its debts as they become due in the usual course of business and its assets are equal to or exceed its liabilities. Federal Reserve Board policy states that a bank holding company should pay cash dividends only out of income over the past year and only if prospective earnings retention is consistent with the corporation’s expected future needs. Funds available for dividend payments by Bancorp will be largely dependent on dividends paid to Bancorp by the Bank, which are subject to the New Jersey Banking Act of 1948 (the “Banking Act”), and the applicable rules of the Federal Deposit Insurance Corporation ( the “FDIC”). Under the Banking Act, no dividends may be paid by the Bank to Bancorp unless, after payment of the dividend, the capital stock of the Bank would be unimpaired, and (a) the Bank will have a surplus of 50% or more of its capital stock or, if not, (b) the payment of the dividend will not reduce the surplus of the Bank. Under the Federal Deposit Insurance Act, the Bank may not pay a dividend if it is in arrears in the payment of any insurance assessment due to the FDIC.

Requirements of federal and state banking agencies for the maintenance of certain levels of capital may also limit the ability of Bancorp and Bank to pay dividends.
     We paid a quarterly cash dividend of $0.10 per share on our common stock on May 17, 2007. We plan to continue to pay quarterly cash dividends for the foreseeable future; however, there can be no assurance that adequate dividend paying ability will exist in the future.
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
Recent Accounting Pronouncements
     The Bank adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that there are no significant uncertain tax positions requiring recognition in our financial statements.
     Federal tax years 2003 through 2006 remain subject to examination as of January 1, 2007, while tax years 2003 through 2006 remain subject to examination by state taxing jurisdictions. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends SFAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this Statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. Bancorp has not completed its assessment of SFAS 159 and the impact, if any, on the consolidated financial statements. Bancorp did not early adopt SFAS 159.

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
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     Incorporated by reference from Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity” hereof.
Item 4 — Controls and Procedures
     Bancorp, under the supervision and with the participation of Bancorp’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of Bancorp’s disclosure controls and procedures. Based on that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures were effective as of March 31, 2007. There has been no change in Bancorp’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.
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

PART II
Item 1 — Legal Proceedings
     At March 31, 2007, there were no material legal proceedings pending against either the Bank or Bancorp.
Item 1A — Risk Factors
     There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of Boardwalk’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission. Please refer to that section for disclosures regarding the risks and uncertainties related to Bancorp’s business.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following chart sets forth share repurchases by the Bancorp during the three months ended March 31, 2007.

	Total	Average	Total Number of Shares	Maximum Number (or
	Number of	Price Paid	(or Units) Purchased as	Approximate Dollar Value) of
	Shares (or	per Share	Part of Publicly	Shares (or Units) that May Yet
	Units)	(or Units)	Announced Plans or	Be Purchased Under the Plans or
Period	Purchased	Purchased	Programs	Programs
Month #1 (January 1-January 31, 2007)	—			214,791
Month #2 (February 1-February 28, 2007)	4,000	$17.50	4,000	211,312
Month #3 (March 1-March 31, 2007)	11,000	$17.41	11,000	199,793
     On June 19, 2006, the Board of Directors authorized the repurchase of up to 5%, of the total outstanding shares of Bancorp for a twelve month period commencing July 1, 2006. On January 22, 2007 the Board of Directors extended the original plan for an additional six months to expire on December 31, 2007. To date, there have been 15,000 shares repurchased under this plan.
Item 3 — Defaults Upon Senior Securities
     None
Item 4 — Submission of Matters to a Vote of Security Holders
     None
Item 5 — Other Information
     Our common stock is quoted on the Nasdaq Global Market under the symbol “BORD”. At March 31, 2007, 12,500,000 shares of common stock were authorized and 4,295,860 shares were outstanding. We had 386 shareholders of record as of March 31, 2007 with all shares held by brokers counted as a single shareholder. No other class of stock is authorized or outstanding.
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
     Subsequent to July 1, 2006, Bancorp is subject to the informational requirements of the Securities and Exchange Act of 1934, as amended, and in accordance therewith files reports and other information with the Securities and Exchange Commission (“SEC”). We file annual, quarterly and current reports, proxy statements and other information with the SEC.

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

Item 6 — Exhibits
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
Dated: May 21, 2007
By: /s/ Wayne S. Hardenbrook
Name: Wayne S. Hardenbrook
Title: Chief Financial officer
(Authorized Officer and Principal
               Financial officer)