Form 10-Q
period 2007-06-30
Boardwalk Bancorp Inc
filed 2007-08-06
CIK 1354835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,295,728 shares as of August 3, 2007.

PART I
Item 1 — Financial Statements
(a)	The following unaudited financial statements and related documents are set forth in this quarterly report on Form 10-Q on the following pages:

Page
STATEMENTS OF FINANCIAL CONDITION	3
STATEMENTS OF OPERATIONS	4
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)	5
STATEMENTS OF CASH FLOWS	6
NOTES TO FINANCIAL STATEMENTS	7
Rule 13a-14(a) Certification of Chief Financial Officer
Rule 13a-14(a) Certification of Chief Executive Officer
Certifications of Chief Financial Officer and Chief Executive Officer under Section 906

BOARDWALK BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	(Unaudited)
	June 30, 2007	December 31, 2006
ASSETS
Cash & due from banks	$4,546	$8,681
Interest-earning demand deposits in other banks	9,566	138

Cash and cash equivalents	14,112	8,819
Interest-earning time deposits in other banks	4,655	5,052
Investments — available for sale, amortized cost 2007 - $107,451, 2006 - $96,374	106,375	95,335
Investments — held to maturity, market value 2007 - $0, 2006 - $37,890	—	38,955

Total Investments	106,375	134,290
Loans	300,610	277,466
Allowance for loan losses	(3,700)	(3,273)

Net loans	296,910	274,193
Premise and equipment, net	15,967	16,186
Accrued interest receivable	1,949	2,206
Bank owned life insurance	9,793	9,601
Accounts Receivable	3,013	2,263
Other assets	1,271	670

Total assets	$454,045	$453,280

LIABILITIES
Deposits:
Non-Interest bearing	$22,671	$22,699
Interest bearing	69,785	55,613
Time	226,471	231,641

Total deposits	318,927	309,953
Borrowings	83,580	91,061
Accrued interest payable	452	561
Other liabilities	685	578

Total liabilities	403,644	402,153

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: authorized 12,500,000 shares and 4,295,151 issued and outstanding in 2007, authorized 12,500,000 shares and 4,289,395 issued and outstanding in 2006.	21,566	21,447
Additional paid in capital	25,635	25,425
Treasury Stock, at cost, 18,000 shares	(313)	—
Accumulated earnings	4,589	5,312
Accumulated other comprehensive loss, net	(1,076)	(1,057)

Total shareholders’ equity	50,401	51,127

Total liabilities & shareholders’ equity	$454,045	$453,280

The accompanying notes are an integral part of the financial statements.

BOARDWALK BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months,		For the six months,
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$5,508	$4,708	$10,658	$9,126
Interest on interest bearing deposits	107	148	228	287
Interest on investment securities	1,611	1,612	3,396	3,152

Total Interest Income	7,226	6,468	14,282	12,565

Interest expense:
Interest on deposits	2,946	2,515	5,970	4,685
Interest on borrowings	983	848	1,926	1,697

Total Interest Expense	3,929	3,363	7,896	6,382

Net interest income	3,297	3,105	6,386	6,183
Provision for loan losses	215	92	422	263

Net interest income after provision for loan losses	3,082	3,013	5,964	5,920

Non-interest income:
Service charges, fees and other income	323	261	557	449
Bank owned life insurance	93	65	192	133
Gain/ (loss) on sales of investment securities available for sale, net	188	—	(141)	(9)
Gain on sale of other assets	—	—	10	—
Other than temporary impairment	—	—	(1,524)	—

Total non-interest income	604	326	(906)	573
Non-interest expense:
Compensation & benefits	1,502	1,241	2,956	2,434
Occupancy & equipment	403	326	808	637
Data processing and other servicing costs	166	124	334	248
Advertising & promotion	45	48	75	95
Professional services	195	150	402	284
Investor Relations	36	20	61	41
Other operating	320	297	537	545

Total non-interest expense	2,667	2,206	5,173	4,284

Income/(loss) before income taxes	1,019	1,133	(115)	2,209
Income tax expense/(benefit)	262	363	(207)	677

Net income	$757	$770	$92	$1,532

Earnings per share:
Basic	$0.18	$0.24	$0.02	$0.49
Diluted	$0.18	$0.21	$0.02	$0.43

Weighted average number of shares outstanding:
Basic	4,294,477	3,175,850	4,296,069	3,138,481
Dilutive effect of options and warrants	13,831	422,687	16,156	441,309

Diluted	4,308,308	3,598,537	4,312,225	3,579,790

The accompanying notes are an integral part of the financial statements

BOARDWALK BANCORP, INC.
CONSOLIDATED
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
Balance, January 1, 2005	13,034	13,046	—	1,073	(122)	27,031
Comprehensive income
Net income	—	—		2,600	—	2,600
(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of tax					(6)	(6)
Change in unrealized gain/(loss) on securities available for sale	—	—		—	(840)	(840)
Less: reclassification adjustment	—	—		—	29	29

Net change in unrealized gain/loss on securities available for sale						(811)

Total comprehensive income						1,783
Cash dividend on common stock				(478)		(478)
Tax benefit on 4,845 stock options exercised		19				19
Issuance of Common Stock(431,650 shares)	2,159	4,439				6,598
Shares issued for stock option plans (21,036 shares)	105	33		—	—	138
Shares issued for exercise of 21,012 warrants (22,062 shares)	110	142	—	—	—	252

Balance, December 31, 2005	15,408	17,679	—	3,195	(939)	35,343
Comprehensive income
Net income	—	—		3,025	—	3,025
(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of tax					18	18

Change in unrealized gain/(loss) on securities available for sale	—	—		—	(202)	(202)
Less: reclassification adjustment	—	—		—	66	66

Net change in unrealized gain/loss on securities available for sale						(136)

Total comprehensive income						2,907
Cash dividend on common stock				(908)		(908)
Tax benefit on 25,605 stock options exercised		94				94
Shares issued for stock option plans (27,406 shares)	137	43				180
Shares issued for exercise of 1,120,255 warrants (1,176,256 shares)	5,881	7,562		—	—	13,443
Shares issued for dividend reinvestment plan(4,092)	21	47	—	—	—	68

Balance, December 31, 2006	21,447	25,425	—	5,312	(1,057)	51,127

Comprehensive income
Net income	—	—		92	—	92

(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of tax					20	20

Change in unrealized gain/(loss) on securities available for sale	—	—		—	(230)	(230)
Less: reclassification adjustment	—	—		—	191	191

Net change in unrealized gain/loss on securities available for sale						(39)

Total comprehensive income						73
Cash dividend on common stock				(815)		(815)
Treasury stock purchase (18,000 shares)			(313)			(313)
Tax benefit on 11,535 stock options exercised		46				46
Stock option compensation expense		76				76
Shares issued for stock option plans (18,411 shares)	92	32				124
Shares issued for exercise of 1,508 warrants (1,583 shares)	8	10		—	—	18
Shares issued for employee stock purchase plan (1,580)	8	19				27
Shares issued for dividend reinvestment plan (2,181)	11	27	—	—	—	38

Balance, June 30, 2007 (unaudited)	$21,566	$25,635	$(313)	$4,589	$(1,076)	50,401

The accompanying notes are an integral part of the financial statements

BOARDWALK BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$92	$1,532
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	422	263
Loss on sales of investment securities available for sale	141	9
Income on bank owned life insurance	(192)	(133)
Depreciation	436	381
Amortization and accretion of premiums and discounts on investments, net	(393)	27
Amortization and accretion of deferred loan fees and costs	28	(3)
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	257	(242)
Increase in account receivables	(750)	(632)
Increase in other assets	(665)	(54)
(Decrease) increase in accrued interest payable	(109)	31
Increase (decrease) in other liabilities	107	(457)

Net cash (used in)/provided by operating activities	(626)	722

Cash flows from investing activities:
Net maturities of interest-earning time deposits in other banks	396	197
Purchases of investments, HTM	(839)	(217,940)
Purchase of investments, AFS	(162,598)	(13,601)
Proceeds from sales, calls & maturities of investments	190,004	223,359
Principal collected on mortgage-backed securities	1,590	3,490
Net increase in loans receivable	(23,111)	(21,378)
Purchase of premises and equipment	(217)	(3,189)

Net cash provided by/(used in) investing activities	5,225	(29,062)

Cash flows from financing activities:
Net increase in deposits	8,974	47,174
Net decrease in borrowings	(7,481)	(12,906)
Proceeds from dividend reinvestment plan	38	—
Proceeds from employee stock purchase plan	27	—
Exercise of 18,411 shares from option plans	124	48
Exercise of 1,508 warrants from unit offering	18	1,267
Stock option expense	76	—
Tax benefit on exercise of stock options	46	—
Purchase of treasury stock, net	(313)	—
Cash dividends paid	(815)	(408)

Net cash provided by financing activities	694	35,175

Net increase in cash and cash equivalents	5,293	6,835
Cash and cash equivalents at the beginning of the period	8,819	6,674

Cash and cash equivalents at the end of the period	$14,112	$13,509

Supplemental disclosures of cash flow information:
Interest payments	$8,005	$6,350

Net change in unrealized loss on securities available for sale	$(39)	$(1,661)

(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of income tax	$20	$9

Income taxes paid	$100	$986

The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — SUBSEQUENT EVENT
     On July 26, 2007, Boardwalk Bancorp, Inc. (Nasdaq “BORD”)(“Boardwalk” or “Bancorp”), Boardwalk Bank, Cape Savings Bank (“Cape Savings”), and Cape Bancorp, Inc. (“Cape Bancorp”), a new corporation being organized to facilitate the conversion of Cape Savings, entered into an Agreement and Plan of Reorganization (the “Merger Agreement”).
     Subject to the terms and conditions of the Merger Agreement, Bancorp will be merged with and into Cape Bancorp with Cape Bancorp as the surviving entity (the “Merger”). Upon effectiveness of the Merger, each outstanding share of Bancorp, other than those shares owned by Bancorp, Cape Bancorp, Cape Savings or their subsidiaries, will be converted into the right to receive either $23.00 in cash or 2.3 shares of Cape Bancorp common stock, subject to the election and proration procedures set forth in the Merger Agreement which require that 50% of the merger consideration will consist of Cape Bancorp common stock and 50% of the merger consideration will consist of cash.
     The Merger Agreement contains customary representations, warranties and covenants of Bancorp and Cape Bancorp, including, among others, covenants by Bancorp to conduct its business in the usual, regular and ordinary course during the interim period between the execution of the Merger Agreement and completion of the Merger, and to call a meeting of Bancorp shareholders to consider approval of the Merger, and covenants by Cape Bancorp and Cape Savings to take all reasonable steps necessary to complete the conversion of Cape Savings from mutual to stock form of organization
     Completion of the Merger is subject to various conditions, including completion of the conversion of Cape Savings from mutual to stock form of organization, which conversion will require the approval of the depositors of Cape Savings and completion of a registered offering of shares of Cape Bancorp common stock in a subscription offering and, if necessary, a community offering and/or syndicated community offering. Completion of the Merger is also conditioned on the approval of the Merger Agreement by Bancorp’s shareholders, the receipt of the required regulatory approvals, the delivery of a customary legal opinion as to the federal tax treatment of the Merger, and other customary conditions for transactions such as the Merger.
     The Merger is presently expected to close in the first quarter of 2008. A copy of the Merger Agreement is filed as Exhibit 2.1 to Bancorp’s Current Report on Form 8-K filed on August 1, 2007.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
     Effective July 1, 2006, the Bank formed Bancorp as a bank holding company for the Bank. Each issued and outstanding share of common stock of the Bank was automatically, without any action on the part of shareholders, converted on July 1, 2006 into one share of common stock of Boardwalk. Each issued and outstanding warrant of the Bank was also automatically converted on July 1, 2006 into one warrant of Boardwalk. The transaction was accounted for in a manner similar to a pooling of interests and, accordingly, amounts in the financial statements prior to July 1, 2006 represent the previously reported amounts for the Bank as Bancorp had no activity prior to that point.
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
     AFS securities include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market interest rates and related changes in the securities’ prepayment or credit risk or to meet liquidity needs.
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
     We recently undertook a balance sheet restructuring program designed to reduce interest rate risk and improve net interest margin. We initially intended to elect early adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) and account for the restructuring under the transition provisions of SFAS 159. Subsequent to the Company’s original decision to early adopt SFAS 159, clarifications of the interpretation of the application of that Statement by applicable regulatory and industry bodies, including the AICPA’s Center for Audit Quality, led us to conclude that the application of SFAS 159 to our transactions might be inconsistent with the intent and spirit of the statement. Consequently, we decided not to early-adopt SFAS 159. Based on our current understanding of the views of applicable regulatory agencies and bodies, we have reported the investment securities in our restructuring program that were designated for sale at March 31, 2007 and subsequently sold in April 2007 as being other-than-temporarily impaired at March 31, 2007. Accordingly, we have recognized a charge to earnings for other than temporary impairment of $1,524,000 for the three-month period ended March 31, 2007, to reflect the difference between book carrying value and market value. Changes in market values of the investment securities sold in our restructuring program between March 31, 2007 and the actual sale date in April 2007 resulted in net gains on sale of $95,035.
Accounts Receivable
     Accounts Receivable includes a program called Business Manager/Med Cash. Business Manager/Med Cash is a program that enables us to purchase at a discount and manage the accounts receivable of credit-worthy merchants with required repurchase of delinquent accounts by the merchant and with the merchant’s repurchase obligation supported by a cash collateral account. The purchase of the merchant’s accounts receivable is recognized as accounts receivable in our financial statements.
Other Assets
     Other Assets include prepaid accounts and deferred tax asset accounts.
Borrowings
     Borrowings are reverse repurchase agreements with brokers or reverse repurchase agreements and advances with the Federal Home Loan Bank of New York (“FHLBNY”).

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
     Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. We had no impaired loans at June 30, 2007 or December 31, 2006.
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
     We sold 1,165,000 warrants to purchase our common stock during 2003. At June 30, 2006 these warrants were dilutive and expired on December 31, 2006.
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
     At the Bank’s annual meeting on April 27, 2006, in connection with the formation of the holding company, shareholders of the Bank approved the Boardwalk Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the issuance of 433,155 shares of common stock, subject to certain annual increases, in the form of equity awards to employees and non-employee directors of Bancorp and its subsidiaries. On January 22, 2007, Bancorp granted 400,000 options with a vesting term of nine and a half years and an expiration date of January 19, 2017. Vesting of the options accelerates in the event of a change of control of Bancorp. The following table presents compensation expense and the related tax impacts for equity awards recognized in the consolidated income statements.

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Compensation expense	$43	$—	$76	$—
Tax Benefit	15	—	26	—

Net Income effect	$28	$—	$50	$—

NOTE 3 — EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share calculation.

	Earnings per share table
	For the three months ended:		For the six months ended:
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Dollars in thousands, except share data)		(Dollars in thousands, except share data)
Net Income	$757	$770	$92	$1,532
Weighted average basic number of shares	4,294,477	3,175,850	4,296,069	3,138,481
Dilutive effect of options and warrants	13,831	422,687	16,156	441,309
Weighted average diluted number of shares	4,308,308	3,598,537	4,312,225	3,579,790
Basic Earnings per share	$0.18	$0.24	$0.02	$0.49
Diluted Earnings per share	$0.18	$0.21	$0.02	$0.43
NOTE 4 — REGULATORY RESTRICTIONS
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
     We must maintain certain minimum capital amounts and ratios to be considered adequately capitalized as set forth in the table below. Management believes that we meet, as of June 30, 2007, all capital adequacy requirements to which we are subject. Management believes that we are well capitalized at June 30, 2007 under the regulatory framework for prompt corrective action provisions of Section 3b of the Federal Deposit Insurance Act.

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2007
Risk based capital ratios:
Tier I	$40,316	10.31%	$15,642	4.00%	$23,462	6.00%
Total capital	$44,016	11.25%	$31,300	8.00%	$39,125	10.00%
Leverage Ratio	$40,316	8.99%	$17,938	4.00%	$22,423	5.00%

December 31, 2006
Risk based capital ratios:
Tier I	$39,921	10.96%	$14,570	4.00%	$21,855	6.00%
Total capital	$43,194	11.86%	$29,136	8.00%	$36,420	10.00%
Leverage Ratio	$39,921	8.86%	$18,023	4.00%	$22,529	5.00%
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

General
     Boardwalk Bancorp, Inc. is a New Jersey business corporation and was organized as a bank holding company effective July 1, 2006. Its subsidiary, Boardwalk Bank, is a New Jersey state chartered commercial bank headquartered in Linwood, Atlantic County, New Jersey, in the southern Atlantic shore region of the state. We conduct business from our main office in Linwood and branch offices in Galloway Township, Margate City, Egg Harbor Township, Cape May Court House, and Cape May City, New Jersey and lending offices in Linwood and Vineland, New Jersey and, on a limited basis, on the Internet. Our second branch in Egg Harbor Township, New Jersey opened October 30, 2006. At June 30, 2007, we had total assets of $454,045,000, total deposits of $318,927,000 and shareholders’ equity of $50,401,000.
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
     Given the increasingly competitive nature of the banking industry as a whole, our Board of Directors believes the merger with Cape Bancorp is in the best interests of our customers, employees and shareholders. We believe that the Boardwalk Bank approach to community banking can be greatly enhanced by partnering with another outstanding community bank which has a long history of providing quality financial products and services to the communities and markets it serves. This transaction combines two well-respected community banking organizations creating a combined franchise with over $1 billion in total assets.
     The following discussion focuses on the major components of our operations and our intention to conduct business in the usual, regular and ordinary course during the interim period between the execution of the Merger Agreement and completion of the Merger. This discussion section should be read in conjunction with the Financial Statements and accompanying notes. Current performance may not be indicative of future performance.
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
Results of Operations
     We reported a decrease of $13,000 or 1.7% in net income to $757,000 or $0.18 per diluted share for the three months ended June 30, 2007 from $770,000 or $0.21 per diluted share for the three months ended June 30, 2006. Our asset-restructuring program, designed to reduce interest rate risk and improve net interest margin, resulted in pre-tax losses of $1,758,000 for the second quarter of 2007. Assets in our restructuring program that were designated for sale at March 31, 2007 and subsequently sold in April 2007 were reported as other than temporarily impaired at March 31, 2007 (see above; NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Investment Securities). Other than temporary impairment treatment requires us to value these investments at market value with the difference between book carrying value and market value being recognized as a component of current earnings for the three month period ended March 31, 2007. Changes in market values of the investment securities sold in our restructuring program between March 31, 2007 and the actual sale date in April 2007 resulted in net gains on sale of $95,035.
     Net income for the three months ended June 30, 2007 benefited from growth in loans and a resultant growth in interest income. Interest income improved by $758,000 or 11.7% to $7,226,000 for the three months ended June 30, 2007 from $6,468,000 in the same quarter of 2006. The increase in interest income included a 17.0% increase in interest on loans to $5,508,000 for the three months ended June 30, 2007 from $4,708,000 for the three months ended June 30, 2006. Increasing deposit competition and rising interest rates contributed to an increase in deposit interest expense. The cost of interest bearing deposits increased from 3.59% for the three month period ended June 30, 2006 to 4.24% for the three month period ended June 30, 2007. Deposit interest expense increased by $431,000 to $2,946,000 for the second quarter of 2007 from $2,515,000 during the second quarter of 2006. Interest expense on borrowings also increased as the Bank used borrowings to supplement deposit growth and to fund asset growth. Interest expense on borrowings increased to $983,000 for the three months ended June 30, 2007 from $848,000 for the three months ended June 30, 2006. The provision for loan losses for the three month period ended June 30, 2007 was $215,000. The provision for the second quarter of 2006 was $92,000. Non-interest income increased to $604,000 for the three months ended June 30, 2007 from $326,000 for the three months ended June 30, 2006. This increase can largely be attributed to the gains on sale of $188,000 resulting from the restructuring of the investment portfolio, increase in BOLI income of $28,000 and increases in fee income of $62,000.
     The Bank reported a decrease of $1,440,000 in net income to $92,000 or $0.02 per diluted share for the six months ended June 30, 2007 from $1,532,000 or $0.43 per diluted share for the six months ended June 30, 2006, primarily as the result of the asset-restructuring program during the second quarter of 2007.
     Net income for the six months ended June 30, 2007 was driven by growth in interest income resulting from continued loan growth. Interest income improved by $1,717,000 or 13.7% to $14,282,000 for the six months ended June 30, 2007 from $12,565,000 in the same quarter of 2006. The increase in interest income included a 16.8% increase in interest on loans to $10,658,000 for the six months ended June 30, 2007 from $9,126,000 for the six months ended June 30, 2006. Rising deposit rates and, to a lesser degree, deposit growth contributed to an increase in deposit interest expense. The cost of interest bearing deposits increased from 3.44% for the six month period ending June 30, 2006 to 4.24% for the six month period ending June 30, 2007. Deposit interest expense increased by $1,285,000 to $5,970,000 for the six months ended June 30, 2007 from $4,685,000 during the six months ended June 30, 2006. Interest expense on borrowings also increased as the Bank used borrowings to support asset growth. Interest expense on borrowings increased to $1,926,000 for the six months ended June 30, 2007 from $1,697,000 for the six months ended June 30, 2006. The provision for loan losses for the six month period ended June 30, 2007 was $422,000 reflecting the growth in loans. Non-interest income decreased to ($906,000) for the six months ended June 30, 2007 from $573,000 for the six months ended June 30, 2006. Non-interest income was reduced by $1,758,000 from losses on the restructuring of the investment portfolio.
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
     Net interest income for the quarter ended June 30, 2007 grew from the quarter ended June 30, 2006 reflecting the strengthening of our core earnings from continued loan growth. Net interest income before provisions for loan losses increased $192,000 or 6.2% to $3,297,000 for the three months ended June 30, 2007 from $3,105,000 for the three months ended June 30, 2006. Increases in interest bearing liability costs exceeded increases from growth in interest bearing account balances as strong deposit competition in the southern New Jersey market continued to keep pressure on deposit rates (see Net Interest Margin and Rate/Volume Analysis below). Volume growth in loans combined with rate improvements in loans and yield improvements in investements from the restructuring resulted in almost equal affects of rate and volume on interest income growth. The increase in net interest income is attributable, after netting all these factors, primarily to growth in earning assets as the net change in volume contributed $220,000 to growth from the quarter ended June 30, 2007 from the same quarter in the previous year while the net impact of changes in interest rates for the same periods was ($28,000). Deposit interest expense increased by $431,000 to $2,946,000 for the second quarter of 2007 from $2,515,000 during the second quarter of 2006. Increases in deposit interest expense were impacted by continued intense deposit competition. Interest expense on borrowings increased from higher FHLBNY advance rates and despite declines in the amount of borrowed funds. FHLBNY overnight borrowings used for short-term liquidity purposes were more expensive due to the negatively sloped yield curve. Interest expense on borrowings increased to $983,000 for the three months ended June 30, 2007 from $848,000 for the three months ended June 30, 2006.

     Improvements in net interest income for the six months ended June 30, 2007 were primarily the result of growth in loans combined with changes in interest rates on both loans and investments. Net interest income before provisions for loan losses increased $203,000 or 3.3% to $6,386,000 for the six months ended June 30, 2007 from $6,183,000 for the six months ended June 30, 2006. Growth in earning assets out weighed increases in interest expense from growth of deposits and borrowings for the six months ended June 30, 2007. Increases in volume of loans added $1,201,000 to interest income while growth in interest bearing liabilities added $424,000 to interest expense. Increases in rates on deposits and borrowings exceeded improvements in rates on investments and loans. Increases in rates on loans and investments of $738,000 was eclipsed by an additional $954,000 from increases in rates on deposits and borrowings. Changes in rates on investments were positively impacted by portfolio restructuring. The net impact of changes in interest rates for the same periods was ($216,000).
Net Interest Margin and Rate/Volume Analysis
     Our net interest margin improved during the three months ended June 30, 2007 from the same period in the previous year. For the three months ended June 30, 2007, net interest margin rose to 3.18% from 3.11% for the comparable period in the prior year. This improvement in net interest margin reflects the yield improvements achieved as a result of the investment portfolio restructuring and a consistent effort to reduce deposit interest rates. Yields on loans have also had a positive impact on net interest margin, but to a lesser extent than the yield on investments.
     Average total loans were $296,642,000 for the three months ended June 30, 2007 compared to $261,204,000 for the three months ended June 30, 2006 an increase of 13.6%. Growth in deposits and borrowings and reductions in investments were utilized to fund asset growth. Average interest-bearing liabilities were $372,150,000 for the three months ended June 30, 2007 up from $368,352,000 for the three months ended June 30, 2006.
     Increases in interest income for the three months ended June 30, 2007 were driven principally by loan growth and, to a lesser degree, by improved investment rates. Total interest income for the three months ended June 30, 2007 increased $378,000 as a result of growth in asset balances (volume) and $380,000 from increases in average interest rates. Net interest margin improvement for the three months ended June 30, 2007 was supported by investment restructuring and more conservative certificate of deposit pricing. Yields on interest-earning assets rose by 48 basis points from 6.48% in the second quarter of 2006 to 6.96% for the second quarter of 2007. Continued competitive pricing caused the cost of interest-bearing liabilities to increase by 57 basis points from 3.66% in the second quarter of 2006 to 4.23% for the second quarter of 2007. The impact of changes in interest rates on our net interest income almost equally affected interest bearing liabilities and interest earning assets with a ($28,000) change attributable to net changes in average interest rates from the three months ended June 30, 2006 to the three months ended June 30, 2007.
     Net interest margin declined for the six months ended June 30, 2007 from the same period in the previous year. For the six months ended June 30, 2007, net interest margin fell to 3.07% from 3.15% for the comparable period in the prior year. Yields on interest-earning assets rose by 45 basis points to 6.86% for the first half of 2007 from 6.41% in the first half of 2006 while the cost of interest-bearing liabilities rose by 69 basis points to 4.23% for the first half of 2007 from 3.54% in the first half of 2006. Loan yields rose as a result of significant loan growth and higher loan rates on new loans.
     The impact of growth over changes in interest rates was much the same for the six months ended June 30, 2007 compared to June 30, 2006. Increases in total net interest income for the six months ended June 30, 2007 from the six months ended June 30, 2006 can be attributed to both growth in net earning assets and rate improvements as $979,000 was the result of growth in average volumes and $738,000 is attributable to changes in average rates. An increase in deposits and borrowings balances combined with higher deposit rates to offset much of the improvements in earning assets. Increases in deposit and borrowings average balances increased interest costs by $561,000 and increases in liability rates raised liability costs by $953,000 for the six months ended June 30, 2007 from the six months ended June 30, 2006.
     During the second quarter of 2007 significant strides were made to improve net interest rate margin from the first quarter of 2007. For the three months ended June 30, 2007 net interest margin increased to 3.18% from 2.96% for the three months ended March 31, 2006 reflecting the positive impacts of the investment portfolio restructuring and consistent efforts to reduce deposit costs. Deposit costs were reduced by lowering certificate of deposit rates and introducing a highly successful personal money market account.
     Average interest-earning assets as a percent of total assets rose, as we added no new branches to our branch network while experiencing significant growth in our loan portfolio. As a result of this asset mix change, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 111.58% for the six months ended June 30, 2007 from 108.66% for the same period in 2006.

          The following table sets forth, for the three month periods ended June 30, 2007 and June 30, 2006, information regarding average balances of assets and liabilities, the total dollar amounts of interest income from interest earning assets, interest expense on interest bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of interest earning assets to interest bearing liabilities. Non accrual loans are included in the average loan balance.

	For the Three Months Ended June 30,
	2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
			(Dollars in thousands)
Interest Earning Assets
Interest bearing deposits	$8,031	$107	5.34%	$12,594	$148	4.71%
Investments	111,743	1,611	5.78%	126,848	1,612	5.10%
Loans	296,642	5,508	7.45%	261,204	4,708	7.23%

Total interest earning assets	416,416	$7,226	6.96%	400,646	$6,468	6.48%
Non-interest earning assets	34,725			30,806
Allowance for loan losses	(3,590)			(3,055)

Total assets	$447,551			$428,397

Interest Bearing Liabilities
Interest bearing demand accounts	$26,773	$113	1.69%	$36,487	$165	1.81%
Savings accounts	6,650	24	1.45%	7,959	26	1.31%
Corporate money market accounts	16,335	86	2.11%	24,350	130	2.14%
Personal money market accounts	11,460	119	4.16%	—	—	0.00%
Certificates of deposit	217,386	2,604	4.80%	212,276	2,194	4.15%
FHLB borrowings	93,546	983	4.21%	87,280	848	3.90%

Total interest bearing liabilities	372,150	$3,929	4.23%	368,352	$3,363	3.66%
Non-interest bearing deposits	23,752			22,994
Other liabilities	1,247			1,112

Total liabilities	397,149			392,458
Shareholders’ equity	50,402			35,939

Total liabilities & shareholders’ equity	$447,551	—		$428,397	—

Net interest income		$3,297			$3,105
Net interest spread			2.73%			2.82%
Net interest margin			3.18%			3.11%
Net interest income and margin (tax equivalent basis)(1)		3,352	3.23%		3,161	3.16%
Ratio of average interest earning assets to average interest bearing liabilities	111.89%			108.77%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 34%, and has the effect of increasing interest income by $55,000 and $56,000 for the three month period ended June 30, 2007 and 2006 respectively. The average yield on investments increased to 5.98% from 5.78% for the three month period ended June 30, 2007 and increased to 5.27% from 5.10% for the three month period ended June 30, 2006.
          The following table sets forth, for the six month periods ended June 30, 2007 and June 30, 2006, information regarding average balances of assets and liabilities, the total dollar amounts of interest income from interest earning assets, interest expense on interest bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of interest earning assets to interest bearing liabilities. Non accrual loans are included in the average loan balance.

	For the Six Months Ended June 30,
	2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
Interest Earning Assets
Interest bearing deposits	8,567	228	5.37%	$12,634	$287	4.58%
Investments	122,321	3,396	5.60%	126,430	3,152	5.03%
Loans	289,019	10,658	7.44%	256,459	9,126	7.18%

Total interest earning assets	419,907	14,282	6.86%	395,523	12,565	6.41%
Non-interest earning assets	35,468			29,630
Allowance for loan losses	(3,444)			(3,002)

Total assets	451,931			$422,151

Interest Bearing Liabilities
Interest bearing demand accounts	28,074	239	1.72%	$38,338	$348	1.83%
Savings accounts	6,712	47	1.41%	7,831	52	1.34%
Corporate money market accounts	15,792	165	2.11%	24,977	265	2.14%
Personal money market accounts	6,633	137	4.17%	—	—	0.00%
Certificates of deposit	226,481	5,382	4.79%	203,161	4,020	3.99%
FHLB borrowings	92,644	1,926	4.19%	89,700	1,697	3.82%

Total interest bearing liabilities	376,336	7,896	4.23%	364,007	6,382	3.54%
Non-interest bearing deposits	22,945			21,219
Other liabilities	1,171			1,136

Total liabilities	400,452			386,362
Stockholders’ equity	51,479			35,789

Total liabilities & stockholders’ equity	451,931	—		$422,151	—

Net interest income		6,386			$6,183

Net interest spread			2.63%			2.87%
Net interest margin			3.07%			3.15%
Net interest income and margin (tax equivalent basis)(1)		6,512	3.13%		6,284	3.20%
Ratio of average interest earning assets to average interest bearing liabilities	111.58%			108.66%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 34%, and has the effect of increasing interest income by $126,000 and $101,000 for the six month period ended June 30, 2007 and 2006 respectively. The average yield on investments increased to 5.81% from 5.60% for the six month period ended June 30, 2007 and increased to 5.19% from 5.03% for the six month period ended June 30, 2006.
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

	For the Three Months Ended June 30, 2007
	Compared to June 30, 2006
	Increase (Decrease) due to changes in:
	Average Volume	Average Rate	Net Change
	(i)	(ii)	(iii)
		(In thousands)
Interest Earning Assets
Interest bearing deposits	$(62)	$21	$(41)
Investments	(218)	217	(1)
Loans	658	142	800

Total interest income	$378	$380	$758

Interest Bearing Liabilities
Interest bearing demand accounts	$(41)	$(11)	$(52)
Savings accounts	(5)	3	(2)
Corporate money market accounts	(42)	(2)	(44)
Personal money market accounts	119	—	119
Certificates of deposit	61	349	410
FHLB borrowings	66	69	135

Total interest expense	158	408	566

Total net interest income	$220	$(28)	$192

	For the Six Months Ended June 30, 2007
	Compared to June 30, 2006
	Increase (Decrease) due to changes in:
	Average Volume	Average Rate	Net
	(i)	(ii)	(iii)
	(In thousands)
Interest Earning Assets
Interest bearing deposits	$(108)	$49	$(59)
Investments	(114)	358	244
Loans	1,201	331	1,532

Total interest income	$979	$738	$1,717

Interest Bearing Liabilities
Interest bearing demand accounts	$(87)	$(22)	$(109)
Savings accounts	(8)	3	(5)
Corporate money market accounts	(96)	(4)	(100)
Personal money market accounts	137	—	137
Certificates of deposit	554	808	1,362
FHLB borrowings	61	168	229

Total interest expense	561	953	1,514

Total net interest income	$418	$(215)	$203

Interest Income
          Total interest income increased to $7,226,000 for the three months ended June 30, 2007 from $6,468,000 for the three month period ended June 30, 2006 fueled primarily by loan growth and, to a lesser degree, by increasing interest rates (see discussions above on Net Interest Income and Net Interest Margin and Rate/Volume Analysis). The yield on interest earning assets was 6.96% and 6.48%, respectively, for the three months ended June 30, 2007 and 2006. The yields on investments and loans were 5.78% and 7.45%, respectively, for the three months ended June 30, 2007 and 5.10% and 7.23%, respectively, for the same period in the prior year.
          Total interest income increased to $14,282,000 for the six months June 30, 2007 from $12,565,000 for the six-month period ended June 30, 2006 benefiting from growth in loans. The yield on interest earning assets was 6.86% and 6.41%, respectively, for the six months ended June 30, 2007 and 2006. The yields on investments and loans were 5.60% and 7.44%, respectively, for the six months ended June 30, 2007 and 5.03% and 7.18%, respectively, for the same period in the prior year.
Interest Expense
          Total interest expense was $3,929,000 for the three month period ended June 30, 2007 and $3,363,000 for the three months ended June 30, 2006. Interest expense increased more from increases in interest rates than growth in deposits. Deposit rates continued to be negatively affected by competition for deposits during the second quarter of 2007. Efforts to control deposit costs and improve net interest margin resulted in lower certificate of deposit growth during the second quarter of 2007. The shift in emphasis on cost was supported by strong growth in our new personal money market account that is priced at rates below certificates of deposit account rates. The cost of interest bearing deposits increased to 4.24% for the second quarter of 2007 as compared to 3.59% for the second quarter of 2006. The increase in the balances of interest bearing liabilities also contributed to the increase in total interest expense. While we continue to make progress in developing non-interest bearing demand deposit accounts, because of our strong deposit growth, our deposit mix continues to be concentrated in interest bearing deposits consisting of time deposit, business money market, business interest checking, interest checking deposit accounts and our new personal money market account. The average balances of non-interest bearing accounts increased 3.3% to $23,752,000 for the three month period ended June 30, 2007 from $22,994,000 for the three month period ended June 30, 2006. Average non-interest bearing accounts as a percent of average total deposits, improved to 7.9% as of June 30, 2007 as compared to 7.6% as of June 30, 2006.
          Continued strong competition affected most deposit categories during the second quarter of 2007. The average cost of savings accounts was 1.45% for the second quarter of 2007 compared to 1.31% for the second quarter of 2006. The average cost of certificates of deposit rose to 4.80% for the three months ended June 30, 2007 from 4.15% for the three months ended June 30, 2006. The average cost of interest bearing demand accounts decreased to 1.69% from 1.81%, respectively, for the three months ended June 30, 2007 and June 30, 2006. The average cost of corporate money market deposits was 2.11% and 2.14%, respectively, for the three months ended June 30, 2007 and June 30, 2006. The decrease in the interest bearing demand accounts cost can be attributed primarily to deposits transferred from higher rate interest checking tiers to a new higher yield personal money market. The new personal money market account was developed to combat higher rate money market accounts at competitor banks.
          Interest costs for the six months ended June 30, 2007 also reflected the impact of competition. The cost of average interest-bearing deposits was 4.24% and 3.44%, respectively, for the first half of 2007 and 2006. The average cost of savings accounts was 1.41% for the first half of 2007 and 1.34% for the first half of 2006. The impact of increasing competition is particularly evident in certificates of deposit and money market sensitive accounts such as interest bearing demand accounts and corporate money market accounts. The average cost of time deposits was 4.79% for the six months ended June 30, 2007 up from 3.99% for the six months ended June 30, 2006. The average cost of interest bearing demand accounts was 1.72% and 1.83%, respectively, for the six months ended June 30, 2007 and June 30, 2006. The average cost of corporate money market deposits was 2.11% and 2.14%, respectively, for the six months ended June 30, 2007 and June 30, 2006.
Interest Rate Sensitivity
          The asset/liability management, or interest rate risk management, program is focused primarily on evaluating and managing the composition of assets and liabilities in view of various interest rate scenarios. Factors beyond our control, such as market interest rates and competition, may also have an impact on our interest income and interest expense. In the absence of other factors, the yield or return associated with our earning assets generally will increase from existing levels when interest rates rise over an extended period of time and, conversely, interest income will decrease when interest rates decline. In general, interest expense will increase when interest rates rise over an extended period of time and, conversely, interest expense will decrease when interest rates decline. These fluctuations in interest rates will impact not only interest income/expense but also the market value of all interest-earning assets and interest-bearing liabilities, other than those with a short-term maturity. At June 30, 2007, we do not have any hedging transactions in place such as interest rate swaps, futures, caps or floors. We are not directly subject to foreign currency exchange or commodity price risk.
          Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income while creating an asset/liability structure that maximizes earnings. The Investment/ALCO Committee of the Board of Directors of the Bank is responsible for monitoring our interest rate risk exposure. We use computer-based simulation models to assess the impact of changes in interest rates on our business plan.The model incorporates management’s business plan assumptions and related asset and liability yields, deposit sensitivity and the size, composition and maturity or re-pricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Our models stress our business plan over a range of higher and lower interest rate scenarios to measure the interest rate risk inherent in the business plan. Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.
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

     The following tables set forth our interest rate risk profile at June 30, 2007 and December 31, 2006. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.
INTEREST RATE RISK MEASUREMENT

	June 30, 2007
		Change from	% Change from
	Result	Reference	Reference	Policy Limit
Net Interest Income

Rates up 200 basis points	$12,576,581	$(911,534)	-6.76%	20%
Rates up 100 basis points	$13,050,518	$(437,597)	-3.24%
Rates Unchanged	$13,488,115
Rates down 100 basis points	$13,909,342	$421,227	3.12%
Rates down 200 basis points	$14,366,861	$878,746	6.51%	20%
INTEREST RATE RISK MEASUREMENT

	December 31, 2006
		Change from	% Change from
	Result	Reference	Reference	Policy Limit
Net Interest Income
Rates up 200 basis points	$11,608,136	$(1,347,927)	-10.40%	20%
Rates up 100 basis points	$12,296,439	$(659,624)	-5.09%
Rates unchanged	$12,956,063
Rates down 100 basis points	$13,535,642	$579,579	4.47%
Rates down 200 basis points	$14,192,801	$1,236,738	9.55%	20%
     The degree of variability, or risk to interest income, has been reduced by the actions we took to restructure our assets. We continue to be liability sensitive relative to changes in general levels of interest rates. This condition exists because the average term to maturity of our deposit liabilities is shorter than the average remaining term to maturity of our earning assets. Rising rates, therefore, have a negative effect on our net interest income while declining rates can be expected to improve net interest income. Actual results are affected by the slope of the yield curve as well as the general level of interest rates. Generally, a flat yield curve, as we have experienced during 2007, will put pressure on net interest margin and, absent growth in earning assets, have a negative impact on net interest income. The variation at both up and down 200 basis points is well within the acceptable parameters identified by our Board of Directors. The interest rate risk measurement technique presented here is a theoretical measurement of relative risk employing instantaneous and sustained increases in interest rates with no modification of strategies by management. In actual practice interest rates tend to change more gradually over time permitting management to adjust operating strategies to suit changing economic environments.
Interest Rate Risk Management and Asset Restructuring
     During the second quarter of 2007, we undertook a balance sheet restructuring effort to reduce our liability sensitivity. Our objective was to reduce the mismatch between the durations of our assets and the duration of our liabilities that contributes to interest rate risk. Specific investments were analyzed for interest rate risk. We decided to retain some investments with longer durations and higher yields because of their contribution to our earnings. Other investments were selected for restructuring because they possessed durations in excess of our typical liability durations, had low yields and/or presented significant potential for duration extension. Mortgage-backed securities (“MBS”) were reviewed for interest rate risk based on such characteristics as weighted average coupon, original purpose for mortgage financing, geographic location, loan to value ratios, previous and projected prepayment experience and credit qualities that might affect timing of principal payment. MBS identified as having undesirable characteristics that increased potential volatility in principal prepayment and, hence, increased duration uncertainty were selected for restructuring. Agency and corporate securities were also analyzed for excessive duration and potential duration volatility. Corporate and agency investments possessing undesirable characteristics were also selected for restructuring. Investments selected for restructuring were considered other than temporarily impaired and valued at fair market value at March 31, 2007. During the three month period ended March 31, 2007, $13,843,000 of these investments were sold and during April 2007 an additional $45,901,000 were sold. Most of proceeds of these sales have been reinvested in investments with maturities matched to specific interest bearing liability maturities to reduce the mismatch of asset liability durations and reduce interest rate risk. Investments will typically be matched with borrowings maturing in three years or less. This matching reduces interest rate risk and enables us to take advantage of higher yield provided by the current inverted yield curve. Sale proceeds not matched to specific interest bearing liabilities have been reinvested in short term agency securities to maintain liquidity for anticipated loan originations and to take advantage of current high short-term yields. Further information regarding the accounting for our balance sheet restructuring is presented below under the caption “Investment Securities.”
Non-Interest Income
     Non-interest income for the three month period ended June 30, 2007 increased 85.3% or $278,000 to $604,000 from $326,000 for the same period in the prior year. Non-interest income grew because of increases in numbers of loan and deposit accounts and associated fees, an increase in our investment in bank owned life insurance (“BOLI”) and gains on sales of securities. For the three months ended June 30, 2007, service charges, fees and other income of $323,000 consisted primarily of deposit service charges and other deposit and loan fees of $149,000, merchant card services income of $17,000, debit card interchange income of $27,000, other operating income of $1,000 and Business Manager/Med Cash receivables funding fees of $129,000. BOLI income for this period was $93,000. Gains on sales of securities for the period were $188,000. For the three months ended June 30, 2006, service charges, fees and other income of $261,000 consisted primarily of deposit service charges and other deposit fees of $79,000, merchant card service income of $21,000, residential mortgage origination income of $26,000, loan fees of $16,000, and Business Manager/Med Cash receivables funding fees of $118,000. BOLI income for this period was $65,000. There were no losses or gains on sales of securities.
     Non-interest income totals for the six month period ended June 30, 2007 decreased $1,479,000 to ($906,000) from $573,000 for the same period in the prior year. Fee income increased due to growth of loan and deposit accounts. For the six months ended June 30, 2007, service charges, fees and other income of $557,000 consisted primarily of deposit service charges and other deposit fees of $286,000, merchant card services income of $31,000, debit card interchange income of $48,000, Business Manager/Med Cash receivables funding fees of $191,000 and other income of $1,000. BOLI income for this period was $192,000. Losses on sales of securities and other assets were $131,000. The net loss from other than temporary impairment associated with our portfolio restructuring was $1,524,000. For the six months ended June 30, 2006, service charges, fees and other income of $449,000 consisted primarily of deposit service charges, fees, and other income of $155,000, merchant card services income of $38,000 residential mortgage origination income of $32,000, loan fees of $27,000, and Business Manager/Med Cash receivables funding fees of $195,000. BOLI income for this period was $133,000. Losses on sales of securities and other assets were $9,000.
Non-Interest Expense
     Non-interest expenses were impacted by both our overall growth in existing departments and the continued expansion of our branch banking and lending networks. While overall expense control continues to be good, our efficiency ratios have increased as the growth of our operating infrastructure has continued during a period when increasing competition has reduced our rate of loan portfolio growth. We believe it is important to continue to position to expand our market share with appropriately placed additional branches and loan production facilities such as our Cape May City and second Egg Harbor Township branches and Vineland loan production office. Our efficiency ratio for the three months ended June 30, 2007 was 73% compared to 64% for the three months ended June 30, 2006 and 72% for the six months ended June 30, 2007 compared to 63% for the six months ended June 30, 2006.
     For the three months ended June 30, 2007 and June 30, 2006 non-interest expense was $2,667,000 and $2,206,000, respectively. The largest component of non-interest expense is compensation and benefit expense. For the three months ended June 30, 2007 and June 30, 2006 compensation and benefit expense was $1,502,000 and $1,241,000, respectively. The increase of $261,000 in this category is attributable to increased salary expense due to expanding staffing requirements resulting from our branch growth, salary merit increases, increases in health insurance rates and the expense of the 2007 Director and Employee stock option plan. Occupancy and equipment expenses were also impacted by branch office expansion. For the three months ended June 30, 2007 and June 30, 2006 occupancy expense was $403,000 and $326,000, respectively. Data processing increased from $124,000 for the second quarter of 2006 to $166,000 for the second quarter of 2007 reflecting primarily the increased costs of additional loan and deposit accounts and additional branch locations. Marketing decreased by $3,000 for the second quarter ending June 30, 2007 to $45,000 compared to $48,000 for the same quarter in 2006. Professional services increased from $150,000 for the three month period ended June 30, 2006 to $195,000 for the three month period ended June 30, 2007. Investor relations expense which represents the costs associated with being listed on the NASDAQ Capital Market increased from $20,000 for the three month period ended June 30, 2006 to $36,000 for the three month period ended June 30, 2007.
     For the six months ended June 30, 2007 and June 30, 2006 non-interest expense was $5,173,000 and $4,284,000, respectively. For the six months ended June 30, 2007 and June 30, 2006 compensation and benefit expense was $2,956,000 and $2,434,000, respectively. The increase of $889,000 in this category is attributable to increased salary expense due to expanding staffing requirements resulting from our growth, merit increases in salaries and to a lesser degree the hiring and training of staff for the new Egg Harbor Township and Cape May Court House branch offices. Occupancy and equipment expenses also increased due to the growth in existing areas of the Bank. For the six months ended June 30, 2007 and June 30, 2006 occupancy expense was $808,000 and $637,000, respectively. Data processing increased from $248,000 for the first half of 2006 to $334,000 for the first half of 2007. Professional services decreased by $118,000 from $284,000 for the six month period ended June 30, 2006 to $402,000 for the six month period ended June 30, 2007. This increase is primarily attributable to increased accounting fees from the FAS 159 adoption and rescission in the first quarter, retaining Sheshunoff Management Services, L.P. to review bank operations, annual increases in accounting and audit fees due to growth in the Bank, additional processing costs associated with deposit account growth and increased computer management expense associated with network protection and management. Investor relations expense represents the costs associated with being listed on the NASDAQ Small Cap Market increased from $41,000 for the six month period ended June 30, 2006 to $61,000 for the six month period ended June 30, 2007. Other operating expenses declined by $8,000.
Provision for Loan Losses
     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of known and inherent losses in the existing loan portfolio. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, the composition of loan types within the portfolio, and other relevant factors. During the three and six months ended June 30, 2007, we had no loan charge-offs.
     During the second quarter of 2007, we added $215,000 in provisions to the allowance for loan losses and $92,000 during the second quarter of 2006. We had five non-accrual loans for $1,141,000 at June 30, 2007 and no non-accrual loans at June 30, 2006. The loan loss allowance as a percentage of total loans was 1.23% at June 30, 2007 and 1.18% at June 30, 2006.
Income Taxes
     We recognized a second quarter 2007 tax expense of $262,000, based on pre-tax book income of $1,019,000. For the period ended June 30, 2006, we recognized tax expense of $363,000. Capital losses recorded during the quarter ended March 31, 2007 totaled $837,993 for which a valuation allowance for realizability of deferred tax assets was established, in the amount of $115,000.
     The Bank made provisions for income taxes of ($207,000) and $677,000 during the six months ended June 30, 2007 and June 30, 2006, respectively. The effective tax rate for the six month period ended June 30, 2007 was negative due to the losses incurred with the portfolio restructuring that occurred during this period. The effective tax rate for the six month period ended June 30, 2006 was 31%.
Financial Condition
     Growth in assets and deposits during the first six months of 2007 fell well below our historical growth rates for a number of reasons. Sales from the investment portfolio were utilized as a source of liquidity for loan originations, to restructure portfolio yield and to reduce the need to grow deposits in a highly competitive and expensive deposit market. These efforts, aimed at improving net interest margin, reduced our balance sheet growth, but helped to improve our net interest margin. Assets grew $765,000 or 0.2% to $454,045,000 at June 30, 2007 from $453,280,000 at December 31, 2006. Loans, net of allowance for losses of $3,700,000 at June 30, 2007 and $3,273,000 at December 31, 2006, grew $22,717,000 or 8.3% to $296,910,000 at June 30, 2007 from $274,193,000 at December 31, 2006. Investments decreased to $106,375,000 at June 30, 2007 from $134,290,000 at December 31, 2006. Premise and equipment also decreased during the first six months of 2007 by $219,000 from $16,186,000 at December 31, 2006 to $15,967,000 at June 30, 2007. Deposits grew by 2.9% to $318,927,000 at June 30, 2007 from $309,953,000 at December 31, 2006. Our shareholders’ equity decreased to $50,401,000 at June 30, 2007 from $51,127,000 at December 31, 2006.
     During the first six months of 2007 we experienced no loan charge-offs.
Investment Securities

     Our investment policies include strict standards on permissible investment categories, credit quality, maturity intervals and investment concentrations. Our investment strategies are aimed at providing liquidity, maximizing income, managing interest rate risk and minimizing credit risk. We consider the investment portfolio as an alternative to loan originations only when excess liquidity cannot be invested in locally originated loans. Management formulates investment strategies and specific programs in conjunction with the Investment/ALCO Committee of the Board of Directors of the Bank. Management is responsible for making the specific investment purchases within such standards. At June 30, 2007, the investment portfolio was primarily comprised of U.S. government agency debt securities, agency mortgage-backed securities, corporate debt securities, municipal securities and equity securities.
     The estimated fair value of our investment securities available for sale at June 30, 2007 was $106,375,000, including an unrealized loss of $1,076,000 and at December 31, 2006 was $95,335,000, including an unrealized loss of $1,039,000. We formerly maintained a held to maturity portfolio of investments. All held to maturity securities except for one, which was transferred to available for sale as of March 31, 2007, were sold as part of the restructuring program, and there will be no more held to maturity classified securities for the next two years. The held to maturity portfolio was recorded at amortized cost. The amortized cost of the held to maturity portfolio was $38,955,000 at December 31, 2006.
     Our recent balance sheet restructuring program was designed to reduce interest rate risk and improve net interest margin. We initially intended to elect early adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) and account for the restructuring under the transition provisions of SFAS 159. Subsequent to the Company’s original decision to early adopt SFAS 159, clarifications of the interpretation of the application of that Statement by applicable regulatory and industry bodies, including the AICPA’s Center for Audit Quality, led us to conclude that the application of SFAS 159 to our transactions might be inconsistent with the intent and spirit of the statement. Consequently, we decided not to early-adopt SFAS 159. Based on our understanding of the views of applicable regulatory agencies and bodies, we reported the investment securities in our restructuring program that were designated for sale at March 31, 2007 and subsequently sold in April 2007 as being other-than-temporarily impaired at March 31, 2007. Other than temporary impairment treatment requires us to value these investments at market value with the difference between book carrying value and market value being recognized as a component of current earnings for the three month period ending March 31, 2007. The recognition of other than temporary impairment resulted in a loss of $1,524,000. Available for sale securities and held to maturity securities were impacted by losses from other than temporary impairment recognition of $502,000 and $1,022,000, respectively.
     Investment purchases during the six months ended June 30, 2007 totaled $163,437,000 comprised of $143,505,000 in agency securities, $5,539,000 in corporate debt securities, $3,741,000 in MBS, $513,000 in state and municipal obligations, $2,000,000 in equity securities, $4,994,000 in commercial paper, and $3,145,000 in FHLBNY common stock.
     Securities available for sale are stated at fair market value on the balance sheet with an adjustment to equity for unrealized gains and losses.
     The composition of our investment portfolio is as follows:

	Available for Sale
	June 30, 2007		December 31, 2006
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
		(In thousands)
U.S. Treasury	$—	$—	$2,002	$2,003
U.S. government agencies	47,289	46,814	24,432	24,169
State & municipal obligations	11,573	11,035	14,915	14,926
Mortgage-backed securities	10,066	10,019	18,514	18,264
Corporate debt securities	29,640	29,624	28,140	27,716
Equity securities	3,886	3,886	8,371	8,257
Commerical paper	4,997	4,997	—	—

Total	$107,451	$106,375	$96,374	$95,335

	Held to Maturity
	June 30, 2007		December 31, 2006
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
		(In thousands)
U.S. government agencies	$—	$—	$24,998	$24,424
Mortgage-backed securities	—	—	13,957	13,466

Total	$—	$—	$38,955	$37,890

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
     During the first six months of 2007, loan growth improved slightly from the prior year. Net loans grew by $22,717,000 for the six months ended June 30, 2007 as compared to net loan growth of $21,112,000 during the same period in 2006. Loan growth continues to be slower than in years 2005 and 2004. Slower loan growth can be attributed to less demand for new loans, less utilization of existing lines of credit and loan pay-offs, all factors that can be associated with slower economic growth and higher interest rates. Loan growth has also been negatively impacted by increased competition from other financial institutions.
Loan Portfolio

	June 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Residential Mortgage	$31,136	10.36%	$32,216	11.61%
Construction	26,598	8.85%	26,184	9.44%
Commercial & commercial real estate	230,284	76.62%	208,632	75.20%
Home Equity	10,244	3.41%	8,969	3.23%
Consumer	2,210	0.74%	1,480	0.53%
Overdrawn Accounts	84	0.03%	11	0.00%
Loan Payments in Process	(25)	-0.01%	(64)	-0.01%

Gross Loans	300,531	100.00%	277,428	100.00%
Deferred Costs, net	79		38

Total Loans	300,610		277,466
Allowance for loan losses	(3,700)		(3,273)

Net Loans	$296,910		$274,193

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
     Non-accrual loans are those where the accrual of interest has ceased. Loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. We had five non-accrual loans for $1,141,000 at June 30, 2007 and no non-accrual loans at June 30, 2006. There were no impaired loans at June 30, 2007 or June 30, 2006. Deposit accounts overdrawn for more than 30 days are reviewed for collectibility, if collection is doubtful the account is charged-off. Subsequent cash receipts are recorded as recoveries.

	Allowance for Loan Loss Activity
	June 30,
	2007	2006
	(In thousands)
Balance at beginning of year	$3,273	$2,861
Loan charge-offs	—	—
Overdraft charge-offs	—	—
Recoveries	5	—
Provision for losses	422	263

Balance at end of period	$3,700	$3,124

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. We had $1,141,000 of non-performing assets at June 30, 2007 and no non-performing assets at June 30, 2006.
Other Real Estate Owned
     We had no other real estate owned at June 30, 2007 or December 31, 2006.
Account Receivables
     Account receivables is primarily our Business Manager/Med Cash program. This is a program that enables us to purchase at a discount and manage the accounts receivable of credit-worthy merchants with required repurchase of delinquent accounts by the merchant and with the merchant’s repurchase obligation supported by a cash collateral account. The purchase of the merchant’s accounts receivable is recognized as accounts receivable in our financial statements. The balance in these accounts as of June 30, 2007 and December 31, 2006 was $3,013,000 and $2,263,000, respectively.

Other Assets
     Other assets totaled $1,271,000 at June 30, 2007 compared to $670,000 at December 31, 2006. Other assets at June 30, 2007 were primarily comprised of prepaid expenses of $345,000, other accounts receivable of $19,000, and deferred tax assets of $1,022,000 with a related allowance account of ($115,000). At December 31, 2006, other assets were primarily comprised of other accounts receivable of $8,000, deferred tax items of $321,000 and prepaid expenses of $331,000.
Deposits
     We are largely dependent upon our base of competitively priced deposits to provide a stable source of funding. We have retained and grown our customer base since inception through a combination of additional branch locations, quality service, a well-structured product mix, price, convenience, and a stable and experienced staff.
     Total deposits grew by $8,974,000 or 2.9% to $318,927,000 at June 30, 2007 from $309,953,000 at December 31, 2006. Slower loan growth and restructuring in the investment portfolio have reduced the need for aggressive deposit growth providing an opportunity to moderate deposit expense in a rising rate environment. Current deposit gathering efforts are focused on matching deposit growth to the slower rates of loan growth. The majority of our deposits were in time deposits, interest checking, personal money market and corporate money market accounts. It is our continuing goal to increase non-interest bearing deposits which consist primarily of commercial checking accounts and non-interest retail checking accounts. Non-interest bearing deposits are an important source of funds because they lower overall deposit costs. New branch offices typically experience their most rapid initial growth in interest bearing certificates of deposit. Interest bearing deposits comprised 92.9% of total deposits at June 30, 2007 compared to 92.7% at December 31, 2006. Non-interest bearing deposits were $22,671,000 or 7.1% and $22,699,000 or 7.3% of total deposits, respectively, at June 30, 2007 and December 31, 2006. We anticipate that additional branch offices will enable existing loan customers to move their business deposit accounts to the Bank and support our objective of lowering the cost of our deposit base.
     In August 2003, we opened our second branch site in Galloway, NJ. In July 2004, we opened our third branch site in Margate City, NJ. In August 2005, we opened our fourth branch site in Egg Harbor Township, NJ. In October 2005, we opened our fifth branch site in Cape May Court House, NJ and in June 2006, we opened our sixth branch site in Cape May City, NJ. In October 2006, we opened our seventh branch and second branch site in Egg Harbor Township, NJ. As of June 30, 2007, the Linwood branch had $125,677,000, the Galloway branch had $54,189,000, the Margate branch had $55,175,000, the Egg Harbor Township English Creek branch had $35,471,000, the Cape May Court House branch had $32,556,000, the Cape May City branch had $8,033,000, and the Egg Harbor Township Ocean Heights had $7,826,000 in total deposits.
Borrowings
     Borrowings decreased to $83,580,000 at June 30, 2007 from $91,061,000 at December 31, 2006. As a community bank, our funding strategy is to utilize deposits from our local marketplace as our primary funding source in order to develop and enhance customer relationships. We utilize borrowings to supplement growth in periods when deposit funding is not adequate, when borrowings are more cost effective or as a short-term liquidity source. We also use FLHBNY advances as a source of longer fixed rate interest bearing liabilities to manage interest rate risk and in anticipation of rising interest rates. During the six months ended June 30, 2007 FHLBNY borrowing rates were consistently higher than our retail deposit alternatives. Consequently, we utilized deposits and investment liquidations to fund growth and reduced borrowing whenever possible. Borrowings at June 30, 2007 consisted of reverse repurchase agreements or advances with the FHLBNY and reverse repurchase agreements with Citigroup Global Markets Inc. The FHLBNY borrowings are secured by mortgage loans, commercial loans, agency securities and agency mortgage backed securities as collateral. All borrowings at December 31, 2006 were secured FHLBNY advances and reverse repurchase agreements.

     The following table summarizes our borrowings. Short-term borrowings have maturity dates of twelve months or less. Long-term borrowings have maturity dates in excess of twelve months.

	Borrowings
	June 30, 2007		December 31, 2006
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
Short-term:
FHLB New York advances	$9,580	3.87%	$9,171	4.37%
FHLB New York repurchase agreements	$1,000	3.60%	$14,000	3.98%

Long-term:
FHLB New York advances	26,500	4.12%	31,390	4.10%
FHLB New York repurchase agreements	36,500	4.06%	31,500	4.00%
Other borrowings	10,000	4.26%	5,000	4.37%

Total borrowings	$83,580	4.08%	$91,061	4.09%

Other Liabilities
     Other liabilities at June 30, 2007 of $685,000 were comprised of accrued compensation related expenses of $354,000, accounts payable of $42,000, income tax payable of $94,000 and accrued expenses of $195,000. Other liabilities at December 31, 2006 of $578,000 were comprised primarily of accrued compensation and salaries of $336,000, accounts payable of 143,000, and accrued expenses of $99,000.
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
     At June 30, 2007, management believes Bancorp is “well capitalized” and in compliance with all regulatory capital requirements to which it is subject.

Capital Components

	June 30, 2007	December 31, 2006
	(In thousands)
Tier I
Shareholders’ equity	$39,240	$38,978
Net unrealized gains(losses) on investments	(1,076)	(1,057)
Allowable portion of unrealized losses on equity investments	—	114

Total Tier I capital	$40,316	$39,921

Tier II
Allowable portion of the allowance for loan losses	$3,700	$3,273

Total Tier II capital	$3,700	$3,273

Total capital	$44,016	$43,194
Risk Weighted Assets	$391,203	$364,118
Capital Ratios

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2007
Risk based capital ratios:
Tier I	$40,316	10.31%	$15,642	4.00%	$23,462	6.00%
Total capital	$44,016	11.25%	$31,300	8.00%	$39,125	10.00%
Leverage ratio	$40,316	8.99%	$17,938	4.00%	$22,423	5.00%

December 31, 2006
Risk based capital ratios:
Tier I	$39,921	10.96%	$14,570	4.00%	$21,855	6.00%
Total capital	$43,194	11.86%	$29,136	8.00%	$36,420	10.00%
Leverage ratio	$39,921	8.86%	$18,023	4.00%	$22,529	5.00%
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
     In the event we should require funds beyond our ability to generate them internally, additional sources of funds are available through the use of reverse repurchase agreements, a line of credit with the Atlantic Central Bankers Bank, a line of credit with the Sun Trust Bank, FHLBNY advances, the Federal Reserve Bank discount window or sales of investment securities.
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
Item 4T — Controls and Procedures
     Bancorp, under the supervision and with the participation of Bancorp’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of Bancorp’s disclosure controls and procedures. Based on that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures were effective as of June 30, 2007. There has been no change in Bancorp’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.
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

PART II
Item 1 — Legal Proceedings
     At June 30, 2007, there were no material legal proceedings pending against either the Bank or Bancorp.
Item 1A — Risk Factors
     There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of Boardwalk’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission. Please refer to that section for disclosures regarding the risks and uncertainties related to Bancorp’s business.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following chart sets forth share repurchases by the Bancorp during the six months ended June 30, 2007.

	Total	Average	Total Number of Shares	Maximum Number (or
	Number of	Price Paid	(or Units) Purchased as	Approximate Dollar Value) of
	Shares	per Share	Part of Publicly	Shares (or Units) that May Yet
	(or Units)	(or Units)	Announced Plans or	Be Purchased Under the Plans or
Period	Purchased	Purchased	Programs	Programs
Month #1 (January 1-January 31, 2007)	—			214,791
Month #2 (February 1-February 28, 2007)	4,000	$17.50	4,000	211,312
Month #3 (March 1-March 31, 2007)	11,000	$17.41	11,000	199,793
Month #4 (April 1-April 30, 2007)	1,800	$16.92	1,800	197,903
Month #5 (May 1-May 31, 2007)	1,200	$16.75	1,200	196,710
Month #6 (June 1-June 30, 2007)	—	$0.00	—	196,758
     On June 19, 2006, the Board of Directors authorized the repurchase of up to 5%, of the total outstanding shares of Bancorp for a twelve month period commencing July 1, 2006. On January 22, 2007 the Board of Directors extended the original plan for an additional six months to expire on December 31, 2007. To date, there have been 18,000 shares repurchased under this plan.
Item 3 — Defaults Upon Senior Securities
     None
Item 4 — Submission of Matters to a Vote of Security Holders
     At the annual meeting of shareholders, held on April 26, 2007, shareholders of Bancorp approved the following matters:
1.	Election of as Class I directors of the Company to serve until 2010.
     There was no solicitation in opposition to the nominees of the Board of Directors. The votes cast in the election with respect to each individual nominee were as follows:

Nominee	For	Withheld
Mark A. Benevento	3,773,629	4,880
Arthur R. Coslop	3,773,629	4,880
James L. Fraser	3,773,629	4,880
Roy Goldberg	3,773,629	4,880
Thomas K. Ritter	3,773,629	39,530
Pravin R. Khatiwala	3,772,367	6,143
2.	Ratification of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

     The votes cast in this manner were as follows:

For	Against	Abstentions
3,763,217	12,412	2,880
Item 5 — Other Information
     Our common stock is quoted on the Nasdaq Global Market under the symbol “BORD”. At June 30, 2007, 12,500,000 shares of common stock were authorized and 4,295,151 shares were outstanding. We had 382 shareholders of record as of June 30, 2007 with all shares held by brokers counted as a single shareholder. No other class of stock is authorized or outstanding.
     Prior to formation of the holding company on July 1, 2006, the Bank was subject to the informational requirements of the Securities and Exchange Act of 1934, as amended, and in accordance therewith files reports and other information with the FDIC. Reports, registration statements, proxy statements and other information filed by the Bank with the FDIC can be inspected and copied at the public reference facilities maintained by the FDIC at 550 17th Street, N.W., Washington, D.C.
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

Item 6 — Exhibits
2.1	Agreement and Plan of Reorganization, dated as of July 26, 2007, by and among Cape Bancorp, Inc., Cape Savings Bank, Boardwalk Bancorp, Inc. and Boardwalk Bank (incorporated by reference to Exhibit 2.1 of Boardwalk Bancorp’s Current Report on Form 8-K filed on August 1, 2007).

3.1	Certificate of Incorporation of Boardwalk Bancorp, Inc. (incorporated by reference to Exhibit B of the proxy statement/prospectus included in Boardwalk Bancorp’s Registration Statement on Form S-4 (File No. 333-132195)).

3.2	Bylaws of Boardwalk Bancorp, Inc. (incorporated by reference to Exhibit C of the proxy statement/prospectus included in Boardwalk Bancorp’s Registration Statement on Form S-4 (File No. 333-132195)).

10.1	Amendment No. 1 to Employment Agreement, dated as of June 1, 2007, between Boardwalk Bank and Michael D. Devlin (incorporated by reference to Exhibit 10.2 of Boardwalk Bancorp’s Current Report on Form 8-K filed on June 5, 2007).

10.2	Amendment No. 1 to Change in Control Agreement, dated as of June 1, 2007, between Boardwalk Bank and Wayne S. Hardenbrook (incorporated by reference to Exhibit 10.2 of Boardwalk Bancorp’s Current Report on Form 8-K filed on June 5, 2007)

10.3	.Amendment No. 1 to Change in Control Agreement, dated as of June 1, 2007, between Boardwalk Bank and guy S. Deninger (incorporated by reference to Exhibit 10.2 of Boardwalk Bancorp’s Current Report on Form 8-K filed on June 5, 2007)

31.1	Rule 13a-14(a) Certification of Chief Financial Officer.

31.2	Rule 13a-14(a) Certificate of Chief Executive Officer.

32	Certifications of Chief Financial Officer and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boardwalk Bancorp, Inc. (Registrant) Dated: August 3, 2007
By:	/s/ Wayne S. Hardenbrook
Name:	Wayne S. Hardenbrook
Title:	Chief Financial officer (Authorized Officer and Principal Financial officer)