Form 10-Q
period 2007-09-30
Boardwalk Bancorp Inc
filed 2007-11-13
CIK 1354835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,300,975 shares as of November 9, 2007.

PART I
Item 1 – Financial Statements
(a)	The following unaudited financial statements and related documents are set forth in this quarterly report on Form 10-Q on the following pages:

Page
STATEMENTS OF FINANCIAL CONDITION	3
STATEMENTS OF OPERATIONS	4
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)	5
STATEMENTS OF CASH FLOWS	6
NOTES TO FINANCIAL STATEMENTS	7
Rule 13a-14(a) Certification of CFO
Rule 13a-14(a) Certificate of CEO
Certifications of CFO & CEO under Sec 906

BOARDWALK BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS
Cash & due from banks	$5,832	$8,681
Interest-earning demand deposits in other banks	84	138
Cash and cash equivalents	5,916	8,819
Interest-earning time deposits in other banks	4,260	5,052
Investments — available for sale, amortized cost 2007 - $106,888, 2006 - $96,374	105,093	95,335
Investments — held to maturity, market value 2007 - $0, 2006 - $37,890	—	38,955

Total Investments	105,093	134,290
Loans	301,791	277,466
Allowance for loan losses	(3,692)	(3,273)
Net loans	298,099	274,193
Premise and equipment, net	15,771	16,186
Accrued interest receivable	2,206	2,206
Bank owned life insurance	9,888	9,601
Accounts Receivable	2,950	2,263
Other assets	1,160	670

Total assets	$445,343	$453,280

LIABILITIES
Deposits:
Non-Interest bearing	$26,483	$22,699
Interest bearing	69,452	55,613
Time	215,314	231,641

Total deposits	311,249	309,953
Borrowings	82,723	91,061
Accrued interest payable	422	561
Other liabilities	1,064	578

Total liabilities	395,458	402,153

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: authorized 12,500,000 shares and 4,299,925 issued and outstanding in 2007, authorized 12,500,000 shares and 4,289,395 issued and outstanding in 2006	21,590	21,447
Additional paid in capital	25,690	25,425
Treasury Stock, at cost, 18,000 shares	(313)	—
Accumulated earnings	4,713	5,312
Accumulated other comprehensive loss, net	(1,795)	(1,057)
Total shareholders’ equity	49,885	51,127

Total liabilities & shareholders’ equity	$445,343	$453,280

The accompanying notes are an integral part of the financial statements.

BOARDWALK BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months,		For the nine months,
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$5,627	$4,966	$16,286	$14,092
Interest on interest bearing deposits	163	116	390	403
Interest on investment securities	1,585	1,723	4,981	4,875

Total Interest Income	7,375	6,805	21,657	19,370

Interest expense:
Interest on deposits	3,197	2,885	9,167	7,570
Interest on borrowings	829	888	2,754	2,584

Total Interest Expense	4,026	3,773	11,921	10,154

Net interest income	3,349	3,032	9,736	9,216
Provision for loan losses	—	75	422	338

Net interest income after provision for loan losses	3,349	2,957	9,314	8,878

Non-interest income:
Service charges, fees and other income	390	242	946	691
Bank owned life insurance	95	65	287	197
Gain/ (loss) on sales of investment securities available for sale, net	—	—	(141)	(9)
Gain on sale of other assets	—	—	10	—
Other than temporary impairment	—	—	(1,524)	—

Total non-interest income	485	307	(422)	879
Non-interest expense:
Compensation & benefits	1,500	1,299	4,455	3,732
Occupancy & equipment	390	369	1,198	1,006
Data processing and other servicing costs	166	131	500	380
Advertising & promotion	27	42	102	137
Professional services	586	142	989	426
Investor Relations	30	31	90	72
Other operating	394	285	931	830

Total non-interest expense	3,093	2,299	8,265	6,583

Income/(loss) before income taxes	741	965	627	3,174
Income tax expense/(benefit)	188	175	(19)	852

Net income	$553	$790	$646	$2,322

Earnings per share:
Basic	$0.13	$0.24	$0.15	$0.73
Diluted	$0.13	$0.22	$0.15	$0.65

Weighted average number of shares outstanding:
Basic	4,295,768	3,241,048	4,295,968	3,174,171
Dilutive effect of options and warrants	15,481	345,806	16,093	408,449

Diluted	4,311,249	3,586,854	4,312,061	3,582,620

The accompanying notes are an integral part of the financial statements

BOARDWALK BANCORP, INC.
CONSOLIDATED
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
Balance, January 1, 2005	13,034	13,046	—	1,073	(122)	27,031
Comprehensive income
Net income	—	—		2,600	—	2,600
(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of tax					(6)	(6)

Change in unrealized gain/(loss) on securities available for sale	—	—		—	(840)	(840)
Less: reclassification adjustment	—	—		—	29	29

Net change in unrealized gain/loss on securities available for sale						(811)

Total comprehensive income						1,783

Cash dividend on common stock				(478)		(478)
Tax benefit on 4,845 stock options exercised		19				19
Issuance of Common Stock(431,650 shares)	2,159	4,439				6,598
Shares issued for stock option plans (21,036 shares)	105	33		—	—	138
Shares issued for exercise of 21,012 warrants (22,062 shares)	110	142	—	—	—	252

Balance, December 31, 2005	15,408	17,679	—	3,195	(939)	35,343
Comprehensive income
Net income	—	—		3,025	—	3,025
(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of tax					18	18

Change in unrealized gain/(loss) on securities available for sale	—	—		—	(202)	(202)
Less: reclassification adjustment	—	—		—	66	66

Net change in unrealized gain/loss on securities available for sale						(136)

Total comprehensive income						2,907
Cash dividend on common stock				(908)		(908)
Tax benefit on 25,605 stock options exercised		94				94
Shares issued for stock option plans (27,406 shares)	137	43				180
Shares issued for exercise of 1,120,255 warrants (1,176,256 shares)	5,881	7,562		—	—	13,443
Shares issued for dividend reinvestment plan(4,092)	21	47	—	—	—	68

Balance, December 31, 2006	21,447	25,425	—	5,312	(1,057)	51,127

Comprehensive income
Net income	—	—		646	—	646
(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of tax					20	20

Change in unrealized gain/(loss) on securities available for sale	—	—		—	(949)	(949)
Less: reclassification adjustment	—	—		—	191	191

Net change in unrealized gain/loss on securities available for sale						(758)

Total comprehensive income						(92)
Cash dividend on common stock				(1,245)		(1,245)
Treasury stock purchase (18,000 shares)			(313)			(313)
Tax benefit on 11,535 stock options exercised		46				46
Stock option compensation expense		118				118
Shares issued for stock option plans (23,188 shares)	116	45				161
Shares issued for exercise of 1,508 warrants (1,583 shares)	8	10		—	—	18
Shares issued for employee stock purchase plan (1,580)	8	19				27
Shares issued for dividend reinvestment plan (2,181)	11	27	—	—	—	38

Balance, Sept 30, 2007 (unaudited)	$21,590	$25,690	$(313)	$4,713	$(1,795)	49,885

The accompanying notes are an integral part of the financial statements

BOARDWALK BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$646	$2,322
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	422	338
Loss on sales of investment securities available for sale	141	9
Income on bank owned life insurance	(287)	(197)
Depreciation	648	576
Amortization and accretion of premiums and discounts on investments, net	(699)	17
Amortization and accretion of deferred loan fees and costs	45	1
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	—	(771)
Increase in account receivables	(687)	(400)
Increase in other assets	(590)	(56)
(Decrease) increase in accrued interest payable	(139)	32
Increase (decrease) in other liabilities	486	(321)
Net cash (used in)/provided by operating activities	(14)	1,550

Cash flows from investing activities:
Net maturities of interest-earning time deposits in other banks	792	—
Purchases of investments, HTM	(839)	(231,224)
Purchase of investments, AFS	(224,847)	(27,416)
Proceeds from sales, calls & maturities of investments	252,709	235,828
Principal collected on mortgage-backed securities	2,004	5,219
Net increase in loans receivable	(24,283)	(31,065)
Purchase of premises and equipment	(233)	(4,369)
Net cash provided by/(used in) investing activities	5,303	(53,027)

Cash flows from financing activities:
Net increase in deposits	1,296	44,402
Net decrease in borrowings	(8,338)	5,131
Proceeds from dividend reinvestment plan	38	—
Proceeds from employee stock purchase plan	27	—
Exercise of 23,188 shares from option plans	161	84
Exercise of 1,508 warrants from unit offering	18	2,410
Stock option expense	118	—
Tax benefit on exercise of stock options	46	—
Purchase of treasury stock, net	(313)	—
Cash dividends paid	(1,245)	(635)

Net cash provided by financing activities	(8,192)	51,392

Net increase in cash and cash equivalents	(2,903)	(85)
Cash and cash equivalents at the beginning of the period	8,819	6,674

Cash and cash equivalents at the end of the period	$5,916	$6,589

Supplemental disclosures of cash flow information:
Interest payments	$12,061	$10,122

Net change in unrealized loss on securities available for sale	$(758)	$(143)

(Amortization)/Accretion of previous unrealized gain/loss on securities transferred to held to maturity, net of income tax	$20	$13

Income taxes paid	$100	$1,274

The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – SUBSEQUENT EVENT
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
     Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. We had no impaired loans at September 30, 2007 or December 31, 2006.
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

The following table presents compensation expense and the related tax impacts for equity awards recognized in the consolidated income statements.

	Three months ended		Nine months ended
	Sept 30		Sept 30
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Compensation expense	$43	$—	$118	$—
Tax Benefit	15	—	40	—

Net Income effect	$28	$—	$78	$—

NOTE 3 — EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share calculation.

	Earnings per share table
	For the three months ended:		For the nine months ended:
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Dollars in thousands, except share data)		(Dollars in thousands, except share data)
Net Income	$553	$790	$646	$2,322
Weighted average basic number of shares	4,295,768	3,241,048	4,295,968	3,174,171
Dilutive effect of options and warrants	15,481	345,806	16,093	408,449
Weighted average diluted number of shares	4,311,249	3,586,854	4,312,061	3,582,620
Basic Earnings per share	$0.13	$0.24	$0.15	$0.73
Diluted Earnings per share	$0.13	$0.22	$0.15	$0.65
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
     We must maintain certain minimum capital amounts and ratios to be considered adequately capitalized as set forth in the table below. Management believes that we meet, as of September 30, 2007, all capital adequacy requirements to which we are subject. Management believes that we are well capitalized at September 30, 2007 under the regulatory framework for prompt corrective action provisions of Section 3b of the Federal Deposit Insurance Act.

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2007
Risk based capital ratios:
Tier I	$41,378	10.58%	$15,644	4.00%	$23,466	6.00%
Total capital	$45,070	11.53%	$31,271	8.00%	$39,089	10.00%
Leverage ratio	$41,378	9.16%	$18,069	4.00%	$22,586	5.00%

December 31, 2006
Risk based capital ratios:
Tier I	$39,921	10.96%	$14,570	4.00%	$21,855	6.00%
Total capital	$43,194	11.86%	$29,136	8.00%	$36,420	10.00%
Leverage ratio	$39,921	8.86%	$18,023	4.00%	$22,529	5.00%
     Dividend payments by the Bank to Bancorp are subject to certain regulatory restrictions which are discussed below in “Dividend Policy.”
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
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

General
     Boardwalk Bancorp, Inc. is a New Jersey business corporation and was organized as a bank holding company effective July 1, 2006. Its subsidiary, Boardwalk Bank, is a New Jersey state chartered commercial bank headquartered in Linwood, Atlantic County, New Jersey, in the southern Atlantic shore region of the state. We conduct business from our main office in Linwood and branch offices in Galloway Township, Margate City, Egg Harbor Township, Cape May Court House, and Cape May City, New Jersey and lending offices in Linwood and Vineland, New Jersey and, on a limited basis, on the Internet. Our second branch in Egg Harbor Township, New Jersey opened October 30, 2006. At September 30, 2007, we had total assets of $445,343,000, total deposits of $311,249,000 and shareholders’ equity of $49,885,000.
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
Pending Merger
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

Results of Operations
          We reported a decrease of $237,000 or 30.0% in net income to $553,000 or $0.13 per diluted share for the three months ended September 30, 2007 from $790,000 or $0.22 per diluted share for the three months ended September 30, 2006.
     Net income for the three months ended September 30, 2007 benefited from growth in loans and a resultant growth in interest income that was offset by approximately $273,000, net of taxes, of expenses associated with the merger with Cape Savings Bank. Interest income improved by $570,000 or 8.4% to $7,375,000 for the three months ended September 30, 2007 from $6,805,000 in the same quarter of 2006. The increase in interest income included a 13.3% increase in interest on loans to $5,627,000 for the three months ended September 30, 2007 from $4,966,000 for the three months ended September 30, 2006. Continuing deposit competition and growth in interest bearing deposits contributed to an increase in deposit interest expense. The cost of interest bearing deposits increased from 3.93% for the three month period ended September 30, 2006 to 4.29% for the three month period ended September 30, 2007. Deposit interest expense increased by $312,000 to $3,197,000 for the third quarter of 2007 from $2,885,000 during the third quarter of 2006. Despite the increase in deposit interest expense we experienced improved net interest margin as a result of our first quarter asset restructuring that enabled us to reduce rates on certificates of deposit and fund associated disintermediation (see Net Interest Margin and Rate/Volume Analysis below). Interest expense on borrowings decreased as the Bank used proceeds from the first quarter asset restructuring program to reduce borrowings. Interest expense on borrowings decreased to $829,000 for the three months ended September 30, 2007 from $888,000 for the three months ended September 30, 2006. There was no provision for loan losses for the three month period ended September 30, 2007 as loan growth during this period experienced a greater than usual seasonal decline. The provision for the third quarter of 2006 was $75,000. Non-interest income increased to $485,000 for the three months ended September 30, 2007 from $307,000 for the three months ended September 30, 2006. This increase is attributable to additional purchase of BOLI and an increase in BOLI income of $30,000 and increases in fee income of $148,000.
     The Bank reported a decrease of $1,676,000 in net income to $646,000 or $0.15 per diluted share for the nine months ended September 30, 2007 from $2,322,000 or $0.65 per diluted share for the nine months ended September 30, 2006, primarily as the result of the asset-restructuring program during the first quarter of 2007, increases in operating expenses associated with growth of the bank and merger related expenses. Net income for the nine months ended September 30, 2007 was driven by growth in interest income resulting from continued loan growth. Interest income improved by $2,287,000 or 11.8% to $21,657,000 for the nine months ended September 30, 2007 from $19,370,000 for the nine months ended September 30, 2006. The increase in interest income included a 15.6% increase in interest on loans to $16,286,000 for the nine months ended September 30, 2007 from $14,092,000 for the nine months ended September 30, 2006. Rising deposit rates and, to a lesser degree, deposit growth contributed to an increase in deposit interest expense. The cost of interest bearing deposits increased from 3.61% for the nine month period ending September 30, 2006 to 4.26% for the nine month period ending September 30, 2007. Deposit interest expense increased by $1,597,000 to $9,167,000 for the nine months ended September 30, 2007 from $7,570,000 during the nine months ended September 30, 2006. Interest expense on borrowings also increased as the Bank used borrowings to support asset growth during the first and second quarters of 2007. Interest expense on borrowings increased to $2,754,000 for the nine months ended September 30, 2007 from $2,584,000 for the nine months ended September 30, 2006. The provision for loan losses for the nine month period ended September 30, 2007 was $422,000 reflecting the growth in loans. Non-interest income decreased to ($422,000) for the nine months ended September 30, 2007 from $879,000 for the nine months ended September 30, 2006. Our asset-restructuring program, designed to reduce interest rate risk and improve net interest margin, resulted in pre-tax losses of $1,758,000 for the first and second quarters of 2007. Assets in our restructuring program that were designated for sale at March 31, 2007 and subsequently sold in April 2007 were reported as other than temporarily impaired at March 31, 2007 (see above; NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Investment Securities). Other than temporary impairment treatment requires us to value these investments at market value with the difference between book carrying value and market value being recognized as a component of current earnings for the three month period ended March 31, 2007. Changes in market values of the investment securities sold in our restructuring program between March 31, 2007 and the actual sale date in April 2007 resulted in net gains on sale of $95,035.
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
          Net interest income for the quarter ended September 30, 2007 grew from the quarter ended September 30, 2006 reflecting the strengthening of our core earnings from continued loan growth. Net interest income before provisions for loan losses increased $317,000 or 10.5% to $3,349,000 for the three months ended September 30, 2007 from $3,032,000 for the three months ended September 30, 2006. Increases in interest bearing liability costs as a result of increases in rates exceeded increases from growth in interest bearing account balances as strong deposit competition in the southern New Jersey market continued to keep pressure on deposit rates (see Net Interest Margin and Rate/Volume Analysis below). Volume growth in loans combined with yield improvements in investments from the restructuring more than offset the decline in investment income and contributed to interest income growth. Deposit interest expense increased by $312,000 to $3,197,000 for the third quarter of 2007 from $2,885,000 during the third quarter of 2006. Increases in deposit interest expense were impacted by continued strong deposit competition. Interest expense on borrowings decreased from declines in the amount of borrowed funds. Interest expense on borrowings decreased to $829,000 for the three months ended September 30, 2007 from $888,000 for the three months ended September 30, 2006.
          Improvements in net interest income for the nine months ended September 30, 2007 were primarily the result of growth in loans combined with changes in interest rates on both loans and investments and despite declines in investment volumes. Net interest income before provisions for loan losses increased $520,000 or 5.6% to $9,736,000 for the nine months ended September 30, 2007 from $9,216,000 for the nine months ended September 30, 2006. Growth in earning assets out-weighed increases in interest expense from growth of deposits and borrowings for the nine months ended September 30, 2007. Increases in volume of loans added $1,814,000 to interest income while growth in interest bearing liabilities added $583,000 to interest expense. Increases in rates on deposits and borrowings exceeded improvements in rates on investments and loans. Increases in rates on loans and investments of $1,055,000 were eclipsed by an additional $1,184,000 from increases in rates on deposits and borrowings. Changes in rates on investments were positively impacted by portfolio restructuring. The net impact of changes in interest rates for the same periods was ($129,000).
Net Interest Margin and Rate/Volume Analysis
          Our net interest margin improved during the three months ended September 30, 2007 from the same period in the previous year. For the three months ended September 30, 2007, net interest margin rose to 3.17% from 2.93% for the comparable period in the prior year. This improvement in net interest margin reflects the yield improvements achieved as a result of the investment portfolio restructuring and a consistent effort to reduce deposit interest rates. Yields on loans have also had a positive impact on net interest margin, but to a lesser extent than the yield on investments.
          Average total loans were $301,721,000 for the three months ended September 30, 2007 compared to $268,850,000 for the three months ended September 30, 2006 an increase of 12.2%. Growth in deposits and reductions in investments were utilized to fund loan growth. Adjustments in the mix of deposits and reductions in borrowings were utilized to help improve net interest margin. Average interest-bearing liabilities were $374,894,000 for the three months ended September 30, 2007 down from $378,369,000 for the three months ended September 30, 2006.
          Increases in interest income for the three months ended September 30, 2007 were driven principally by loan growth and, to a lesser degree, by improved investment rates, offset by declines in investment volumes. Total interest income for the three months ended September 30, 2007 increased $236,000 as a result of growth in asset balances (volume) and $334,000 from increases in average interest rates. Net interest margin improvement for the three months ended September 30, 2007 was supported by investment restructuring and more conservative certificate of deposit pricing. Yields on interest-earning assets rose by 41 basis points from 6.57% in the third quarter of 2006 to 6.98% for the third quarter of 2007. Continued competitive deposit pricing was the primary cause of the cost of interest-bearing liabilities increasing by 30 basis points from 3.96% in the third quarter of 2006 to 4.26% for the third quarter of 2007.
          During the third quarter of 2007 significant strides were made to improve net interest rate margin from the first quarter of 2007. For the three months ended September 30, 2007 net interest margin increased to 3.17% from 2.93% for the three months ended September 30, 2006 reflecting the positive impacts of the investment portfolio restructuring and consistent efforts to reduce deposit costs. Deposit costs were reduced by lowering certificate of deposit rates and introducing a highly successful personal money market account.
     Net interest margin increased for the nine months ended September 30, 2007 from the same period in the previous year. For the nine months ended September 30, 2007, net interest margin rose to 3.10% from 3.08% for the comparable period in the prior year. Yields on interest-earning assets rose by 44 basis points to 6.90% for the first nine months of 2007 from 6.46% in the first nine months of 2006 while the cost of interest-bearing liabilities rose by 56 basis points to 4.24% for the first nine months of 2007 from 3.68% in the first nine months of 2006. Loan yields rose as a result of significant loan growth and higher loan rates on new loans.
          Increases in total net interest income for the nine months ended September 30, 2007 from the nine months ended September 30, 2006 can be attributed primarily to growth in net earning assets as $649,000 of net interest income growth was the result of growth in average volumes and a decline of $129,000 is attributable to changes in average rates. An increase in deposit and borrowing rates offset all of the improvements in rates on earning assets. Increases in deposit and borrowings average balances increased interest costs by $583,000 and increases in interest bearing liability rates raised interest expense by $1,184,000 for the nine months ended September 30, 2007 from the nine months ended September 30, 2006.
     Average interest-earning assets as a percent of total assets rose, as we added no new branches to our branch network while experiencing significant growth in our loan portfolio. As a result of this asset mix change, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 111.64% for the nine months ended September 30, 2007 from 108.63% for the same period in 2006.
     The following table sets forth, for the three month periods ended September 30, 2007 and September 30, 2006, information regarding average balances of assets and liabilities, the total dollar amounts of interest income from interest earning assets, interest expense on interest bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of interest earning assets to interest bearing liabilities. Non accrual loans are included in the average loan balance.

	For the Three Months Ended September 30,
	2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(Dollars in thousands)
Interest Earning Assets
Interest bearing deposits	$12,253	$163	5.28%	$9,119	$116	5.05%
Investments	105,048	1,585	5.99%	132,844	1,723	5.15%
Loans	301,721	5,627	7.40%	268,850	4,966	7.33%

Total interest earning assets	419,022	$7,375	6.98%	410,813	$6,805	6.57%
Non-interest earning assets	36,365			32,022
Allowance for loan losses	(3,700)			(3,135)

Total assets	$451,687			$439,700

Interest Bearing Liabilities
Interest bearing demand accounts	$25,484	$110	1.71%	$33,286	$150	1.79%
Savings accounts	6,776	25	1.46%	7,779	26	1.33%
Corporate money market accounts	18,823	101	2.13%	21,218	113	2.11%
Personal money market accounts	20,019	207	4.10%	—	—	0.00%
Certificates of deposit	224,539	2,753	4.86%	229,179	2,596	4.49%
FHLB borrowings	79,253	829	4.15%	86,907	888	4.05%

Total interest bearing liabilities	374,894	$4,025	4.26%	378,369	$3,773	3.96%
Non-interest bearing deposits	24,807			22,893
Other liabilities	1,588			953
Total liabilities	401,289			402,215
Shareholders’ equity	50,398			37,485
Total liabilities & shareholders’ equity	$451,687	—		$439,700	—

Net interest income		$3,350			$3,032
Net interest spread			2.72%			2.61%
Net interest margin			3.17%			2.93%
Net interest income and margin (tax equivalent basis)(1)		3,401	3.22%		3,096	2.99%
Ratio of average interest earning assets to average interest bearing liabilities	111.77%			108.57%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 34%, and has the effect of increasing interest income by $51,000 and $64,000 for the three month period ended September 30, 2007 and 2006 respectively. The average yield on investments increased to 6.18% from 5.99% for the three month period ended September 30, 2007 and increased to 5.34% from 5.15% for the three month period ended September 30, 2006.
     The following table sets forth, for the nine month periods ended September 30, 2007 and September 30, 2006, information regarding average balances of assets and liabilities, the total dollar amounts of interest income from interest earning assets, interest expense on interest bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of interest earning assets to interest bearing liabilities. Non accrual loans are included in the average loan balance.

	For the Nine Months Ended September 30,
	2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
Interest Earning Assets
Interest bearing deposits	$9,809	390	5.32%	$11,450	$403	4.71%
Investments	116,500	4,981	5.72%	128,592	4,875	5.07%
Loans	293,300	16,286	7.42%	260,634	14,092	7.23%

Total interest earning assets	419,609	21,657	6.90%	400,676	19,370	6.46%
Non-interest earning assets	34,645			30,436
Allowance for loan losses	(3,530)			(3,047)
Total assets	$450,724			$428,065

Interest Bearing Liabilities
Interest bearing demand accounts	$27,201	349	1.72%	$36,636	$498	1.82%
Savings accounts	6,734	72	1.43%	7,813	78	1.33%
Corporate money market accounts	16,813	266	2.12%	23,710	378	2.13%
Personal money market accounts	11,144	344	4.13%	—	—	0.00%
Certificates of deposit	225,827	8,136	4.82%	211,929	6,616	4.17%
FHLB borrowings	88,131	2,754	4.18%	88,759	2,584	3.89%

Total interest bearing liabilities	375,850	11,921	4.24%	368,847	10,154	3.68%
Non-interest bearing deposits	23,573			21,783
Other liabilities	1,311			1,074

Total liabilities	400,734			391,704
Stockholders’ equity	49,990			36,361
Total liabilities & stockholders’ equity	$450,724	—		$428,065	—

Net interest income		9,736			$9,216

Net interest spread			2.66%			2.78%
Net interest margin			3.10%			3.08%
Net interest income and margin (tax equivalent basis)(1)		9,912	3.16%		9,381	3.13%
Ratio of average interest earning assets to average interest bearing liabilities	111.64%			108.63%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 34%, and has the effect of increasing interest income by $176,000 and $165,000 for the nine month period ended September 30, 2007 and 2006 respectively. The average yield on investments increased to 5.92% from 5.72% for the nine month period ended September 30, 2007 and increased to 5.24% from 5.07% for the nine month period ended September 30, 2006.
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

	For the Three Months Ended September 30, 2007
	Compared to September 30, 2006
	Increase (Decrease) due to changes in:
	Average Volume	Average Rate	Net Change
	(i)	(ii)	(iii)
	(In thousands)
Interest Earning Assets
Interest bearing deposits	$41	$6	$47
Investments	(419)	281	(138)
Loans	613	48	661
Total interest income	$235	$335	$570

Interest Bearing Liabilities
Interest bearing demand accounts	$(34)	$(6)	$(40)
Savings accounts	(4)	3	(1)
Corporate money market accounts	(13)	1	(12)
Personal money market accounts	207	—	207
Certificates of deposit	(57)	214	157
FHLB borrowings	(80)	21	(59)
Total interest expense	19	233	252

Total net interest income	$216	$102	$318

	For the Nine Months Ended September 30, 2007
	Compared to September 30, 2006
	Increase (Decrease) due to changes in:
	Average Volume	Average Rate	Net
	(i)	(ii)	(iii)
	(In thousands)
Interest Earning Assets
Interest bearing deposits	$(65)	$52	$(13)
Investments	(517)	623	106
Loans	1,814	380	2,194

Total interest income	$1,232	$1,055	$2,287

Interest Bearing Liabilities
Interest bearing demand accounts	$(121)	$(28)	$(149)
Savings accounts	(12)	6	(6)
Corporate money market accounts	(109)	(3)	(112)
Personal money market accounts	344	—	344
Certificates of deposit	501	1,019	1,520
FHLB borrowings	(20)	190	170
Total interest expense	583	1,184	1,767

Total net interest income	$649	$(129)	$520

Interest Income
     Total interest income increased to $7,375,000 for the three months ended September 30, 2007 from $6,805,000 for the three month period ended September 30, 2006 fueled primarily by loan growth and, to a lesser degree, by increasing interest rates on the investment portfolio as a result of the portfolio restructuring in the first quarter of 2007 (see discussions above on Net Interest Income and Net Interest Margin and Rate/Volume Analysis). The yield on interest earning assets was 6.98% and 6.57%, respectively, for the three months ended September 30, 2007 and 2006. The yields on investments and loans were 5.99% and 7.40%, respectively, for the three months ended September 30, 2007 and 5.15% and 7.33%, respectively, for the same period in the prior year.
     Total interest income increased to $21,657,000 for the nine months September 30, 2007 from $19,370,000 for the nine-month period ended September 30, 2006 benefiting from growth in loans. The yield on interest earning assets was 6.90% and 6.46%, respectively, for the nine months ended September 30, 2007 and 2006. The yields on investments and loans were 5.72% and 7.42%, respectively, for the nine months ended September 30, 2007 and 5.05% and 7.23%, respectively, for the same period in the prior year.
Interest Expense
     Total interest expense was $4,026,000 for the three month period ended September 30, 2007 and $3,773,000 for the three months ended September 30, 2006. Interest expense increased more from increases in interest rates than growth in deposits. Deposit rates continued to be negatively affected by competition for deposits during the third quarter of 2007. Efforts to control deposit costs and improve net interest margin resulted in declines in certificates of deposit during the third quarter of 2007. The shift in emphasis on cost was supported by strong growth in our new personal money market account that is priced at rates below certificates of deposit account rates. The cost of interest bearing deposits increased to 4.29% for the third quarter of 2007 as compared to 3.93% for the third quarter of 2006. While we continue to make progress in developing non-interest bearing demand deposit accounts, because of our strong deposit growth, our deposit mix continues to be concentrated in interest bearing deposits consisting of time deposit, business money market, business interest checking, interest checking deposit accounts and our new personal money market account. The average balances of non-interest bearing accounts increased 8.4% to $24,807,000 for the three month period ended September 30, 2007 from $22,893,000 for the three month period ended September 30, 2006. Average non-interest bearing accounts as a percent of average total deposits, improved to 7.7% as of September 30, 2007 as compared to 7.3% as of September 30, 2006.
     Continued strong competition affected most deposit categories during the third quarter of 2007. The average cost of savings accounts was 1.46% for the third quarter of 2007 compared to 1.33% for the third quarter of 2006. The average cost of certificates of deposit rose to 4.86% for the three months ended September 30, 2007 from 4.49% for the three months ended September 30, 2006. The average cost of interest bearing demand accounts decreased to 1.71% from 1.79%, respectively, for the three months ended September 30, 2007 and September 30, 2006. The average cost of corporate money market deposits was 2.13% and 2.11%, respectively, for the three months ended September 30, 2007 and September 30, 2006. The decrease in the interest bearing demand accounts cost can be attributed primarily to deposits transferred from higher rate interest checking tiers to a new higher yield personal money market. The new personal money market account was developed to combat higher rate money market accounts at competitor banks.
     Interest costs for the nine months ended September 30, 2007 also reflected the impact of competition. The cost of average interest-bearing deposits was 4.26% and 3.61%, respectively, for the first nine months of 2007 and 2006. The average cost of savings accounts was 1.43% for the first nine months of 2007 and 1.33% for the first nine months of 2006. The impact of increasing competition is particularly evident in certificates of deposit and money market sensitive accounts such as interest bearing demand accounts and corporate money market accounts. The average cost of time deposits was 4.82% for the nine months ended September 30, 2007 up from 4.17% for the nine months ended September 30, 2006. The average cost of interest bearing demand accounts was 1.72% and 1.82%, respectively, for the nine months ended September 30, 2007 and September 30, 2006. The average cost of corporate money market deposits was 2.12% and 2.13%, respectively, for the nine months ended September 30, 2007 and September 30, 2006.
Interest Rate Sensitivity
     The asset/liability management, or interest rate risk management, program is focused primarily on evaluating and managing the composition of assets and liabilities in view of various interest rate scenarios. Factors beyond our control, such as market interest rates and competition, may also have an impact on our interest income and interest expense. In the absence of other factors, the yield or return associated with our earning assets generally will increase from existing levels when interest rates rise over an extended period of time and, conversely, interest income will decrease when interest rates decline. In general, interest expense will increase when interest rates rise over an extended period of time and, conversely, interest expense will decrease when interest rates decline. These fluctuations in interest rates will impact not only interest income/expense but also the market value of all interest-earning assets and interest-bearing liabilities, other than those with a short-term maturity. At September 30, 2007, we do not have any hedging transactions in place such as interest rate swaps, futures, caps or floors. We are not directly subject to foreign currency exchange or commodity price risk.
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

     The following tables set forth our interest rate risk profile at September 30, 2007 and December 31, 2006. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.
INTEREST RATE RISK MEASUREMENT

	September 30, 2007
			% Change
		Change from	from	Policy
	Result	Reference	Reference	Limit
Net Interest Income

Rates up 200 basis points	$12,012,000	$(1,997,000)	-14.26%	20%
Rates up 100 basis points	$13,215,000	$(794,000)	-5.67%
Rates Unchanged	$14,009,000
Rates down 100 basis points	$14,331,000	$322,000	2.30%
Rates down 200 basis points	$14,454,000	$445,000	3.18%	20%
INTEREST RATE RISK MEASUREMENT

	December 31, 2006
			% Change
		Change from	from	Policy
	Result	Reference	Reference	Limit
Net Interest Income

Rates up 200 basis points	$11,608,136	$(1,347,927)	-10.40%	20%
Rates up 100 basis points	$12,296,439	$(659,624)	-5.09%
Rates unchanged	$12,956,063
Rates down 100 basis points	$13,535,642	$579,579	4.47%
Rates down 200 basis points	$14,192,801	$1,236,738	9.55%	20%
     The degree of variability, or risk to interest income, has been reduced by the actions we took to restructure our assets. We continue to be liability sensitive relative to changes in general levels of interest rates. This condition exists because the average term to maturity of our deposit liabilities is shorter than the average remaining term to maturity of our earning assets. Rising rates, therefore, have a negative effect on our net interest income while declining rates can be expected to improve net interest income. Actual results are affected by the slope of the yield curve as well as the general level of interest rates. Generally, a flat yield curve, as we have experienced during much of 2007, will put pressure on net interest margin and, absent growth in earning assets, have a negative impact on net interest income. The variation at both up and down 200 basis points is well within the acceptable parameters identified by our Board of Directors. The interest rate risk measurement technique presented here is a theoretical measurement of relative risk employing instantaneous and sustained increases in interest rates with no modification of strategies by management. In actual practice interest rates tend to change more gradually over time permitting management to adjust operating strategies to suit changing economic environments.
Interest Rate Risk Management and Asset Restructuring
     During the first quarter of 2007, we undertook a balance sheet restructuring effort to reduce our liability sensitivity. Our objective was to reduce the mismatch between the durations of our assets and the duration of our liabilities that contributes to interest rate risk. Specific investments were analyzed for interest rate risk. We decided to retain some investments with longer durations and higher yields because of their contribution to our earnings. Other investments were selected for restructuring because they possessed durations in excess of our typical liability durations, had low yields and/or presented significant potential for duration extension. Mortgage-backed securities (“MBS”) were reviewed for interest rate risk based on such characteristics as weighted average coupon, original purpose for mortgage financing, geographic location, loan to value ratios, previous and projected prepayment experience and credit qualities that might affect timing of principal payment. MBS identified as having undesirable characteristics that increased potential volatility in principal prepayment and, hence, increased duration uncertainty were selected for restructuring. Agency and corporate securities were also analyzed for excessive duration and potential duration volatility. Corporate and agency investments possessing undesirable characteristics were also selected for restructuring. Investments selected for restructuring were considered other than temporarily impaired and valued at fair market value at March 31, 2007. During the three month period ended March 31, 2007, $13,843,000 of these investments were sold and during April 2007 an additional $45,901,000 were sold. Most of proceeds of these sales have been reinvested in investments with maturities matched to specific interest bearing liability maturities to reduce the mismatch of asset liability durations and reduce interest rate risk. Investments were matched with borrowings maturing in three years or less. This matching reduces interest rate risk and enables us to take advantage of higher yield provided by the current inverted yield curve. Sale proceeds not matched to specific interest bearing liabilities were reinvested in short term agency securities to maintain liquidity for anticipated loan originations. Further information regarding the accounting for our balance sheet restructuring is presented below under the caption “Investment Securities.”
Non-Interest Income
     Non-interest income for the three month period ended September 30, 2007 increased 58.0% or $178,000 to $485,000 from $307,000 for the same period in the prior year. Non-interest income grew because of increases in numbers of loan and deposit accounts and associated fees and an increase in our investment in bank owned life insurance (“BOLI”). For the three months ended September 30, 2007, service charges, fees and other income of $390,000 consisted primarily of deposit service charges and other deposit and loan fees of $184,000, merchant card services income of $43,000, debit card interchange income of $29,000 and Business Manager/Med Cash receivables funding fees of $133,000. BOLI income for this period was $95,000. For the three months ended September 30, 2006, service charges, fees and other income of $242,000 consisted primarily of deposit service charges and other deposit fees of $95,000, merchant card service income of $35,000, residential mortgage origination income of $4,000, loan fees of $11,000, and Business Manager/Med Cash receivables funding fees of $97,000. BOLI income for this period was $65,000. There were no losses or gains on sales of securities.
     Non-interest income totals for the nine month period ended September 30, 2007 decreased $1,301,000 to ($422,000) from $879,000 for the same period in the prior year. The net loss from other than temporary impairment associated with our portfolio restructuring was $1,524,000. Fee income increased due to growth of loan and deposit accounts. For the nine months ended September 30, 2007, service charges, fees and other income of $946,000 consisted primarily of deposit service charges and other deposit fees of $471,000, merchant card services income of $72,000, debit card interchange income of $78,000 and Business Manager/Med Cash receivables funding fees of $323,000. BOLI income for this period was $287,000. Losses on sales of securities and other assets were $131,000. For the nine months ended September 30, 2006, service charges, fees and other income of $691,000 consisted primarily of deposit service charges, fees, and other income of $197,000, merchant card services income of $73,000, debit card interchange income of $52,000, residential mortgage origination income of $36,000, loan fees of $39,000, and Business Manager/Med Cash receivables funding fees of $293,000. BOLI income for this period was $197,000. Losses on sales of securities and other assets were $8,000.
Non-Interest Expense
     Non-interest expenses were impacted by both our overall growth in existing departments, the continued expansion of our branch banking and lending networks and expenses associated with our merger with Cape Savings Bank. While overall expense control continues to be good, our efficiency ratios have increased as the growth of our operating infrastructure has continued during a period when increasing competition has reduced our rate of loan portfolio growth. We believe it is important to continue to position to expand our market share with appropriately placed additional branches and loan production facilities such as our Cape May City and second Egg Harbor Township branches and Vineland loan production office. Our efficiency ratio for the three months ended September 30, 2007 was 81% compared to 69% for the three months ended September 30, 2006 and 77% for the nine months ended September 30, 2007 compared to 66% for the nine months ended September 30, 2006.
     For the three months ended September 30, 2007 and September 30, 2006 non-interest expense was $3,093,000 and $2,299,000, respectively. Non-interest expense for the third quarter of 2007 increased by approximately $413,000 from expenses associated with the merger with Cape Savings Bank. The largest non-merger related component of non-interest expense is compensation and benefit expense. For the three months ended September 30, 2007 and September 30, 2006 compensation and benefit expense was $1,500,000 and $1,299,000, respectively. The increase of $201,000 in this category is attributable to increased salary expense due to expanding staffing requirements resulting from our branch growth, salary merit increases, increases in health insurance rates and the expense of the 2007 Director and Employee stock option plan. Occupancy and equipment expenses were also impacted by branch office expansion. For the three months ended September 30, 2007 and September 30, 2006 occupancy expense was $390,000 and $369,000, respectively. Data processing increased from $131,000 for the third quarter of 2006 to $166,000 for the third quarter of 2007 reflecting primarily the increased costs of additional loan and deposit accounts and additional branch locations. Marketing decreased by $15,000 for the third quarter ending September 30, 2007 to $27,000 compared to $42,000 for the same quarter in 2006. Professional services increased from $142,000 for the three month period ended September 30, 2006 to $586,000 for the three month period ended September 30, 2007 reflecting merger related expenses. Investor relations expense which represents the costs associated with being listed on the NASDAQ Global Market decreased from $31,000 for the three month period ended September 30, 2006 to $30,000 for the three month period ended September 30, 2007.

     For the nine months ended September 30, 2007 and September 30, 2006 non-interest expense was $8,265,000 and $6,583,000, respectively. For the nine months ended September 30, 2007 and September 30, 2006 compensation and benefit expense was $4,455,000 and $3,732,000, respectively. The increase of $723,000 in this category is attributable to increased salary expense due to expanding staffing requirements resulting from our growth and merit increases in salaries. Occupancy and equipment expenses also increased due to the growth in existing areas of the Bank. For the nine months ended September 30, 2007 and September 30, 2006 occupancy expense was $1,198,000 and $1,006,000, respectively. Data processing increased from $380,000 for the first nine months of 2006 to $500,000 for the first nine months of 2007. Professional services increased by $563,000 from $426,000 for the nine month period ended September 30, 2006 to $989,000 for the nine month period ended September 30, 2007. This increase is primarily attributable to merger related expense, increased accounting fees from the adoption and subsequent rescission of FAS 157/FAS 159 in the first quarter, retaining Sheshunoff Management Services, L.P. to review bank operations, annual increases in accounting and audit fees due to growth in the Bank, additional processing costs associated with deposit account growth and increased computer management expense associated with network protection and management. Investor relations expense represents the costs associated with being listed on the NASDAQ Global Market increased from $72,000 for the nine month period ended September 30, 2006 to $90,000 for the nine month period ended September 30, 2007. Other operating expenses increased by $101,000.
Provision for Loan Losses
     The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of known and inherent losses in the existing loan portfolio. The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio which considers current economic conditions, actual loss experience, the current risk profile of the portfolio, the composition of loan types within the portfolio, and other relevant factors. During the three and nine months ended September 30, 2007, we had two loan charge-offs for $8,000.
     During the third quarter of 2007, we added no provisions to the allowance for loan losses, reflecting slower loan growth during the period, and $75,000 during the third quarter of 2006. We had five non-accrual loans for $1,304,000 at September 30, 2007 and one non-accrual loan for $313,000 at September 30, 2006. The loan loss allowance as a percentage of total loans was 1.22% at September 30, 2007 and 1.16% at September 30, 2006.
Income Taxes
     We recognized a third quarter 2007 tax expense of $188,000, based on pre-tax book income of $741,000. For the period ended September 30, 2006, we recognized tax expense of $175,000. Capital losses recorded during the quarter ended March 31, 2007 totaled $837,993 for which a valuation allowance for realizability of deferred tax assets was established, in the amount of $115,000.
     The Bank made provisions for income taxes of ($19,000) and $852,000 during the nine months ended September 30, 2007 and September 30, 2006, respectively. The credit provision for income taxes for the nine months ended September 30, 2007 was primarily the result of losses on the sale of investments in the first quarter of 2007 and, to a lesser degree, tax advantaged investments such as BOLI and municipal bonds. The effective tax rate for the nine month period ended September 30, 2007 was negative due to the losses incurred with the portfolio restructuring that occurred during this period. The effective tax rate for the nine month period ended September 30, 2006 was 26.8%.
Financial Condition
     Growth in assets and deposits during the first nine months of 2007 fell well below our historical growth rates for a number of reasons. Sales from the investment portfolio were utilized as a source of liquidity for loan originations, to restructure portfolio yield and to reduce the need to grow deposits in a highly competitive and expensive deposit market. These efforts, aimed at improving net interest margin, reduced our balance sheet growth, but helped to improve our net interest margin. Assets decreased $7,937,000 or a decline of 1.8% to $445,343,000 at September 30, 2007 from $453,280,000 at December 31, 2006. Loans, net of allowance for losses of $3,692,000 at September 30, 2007 and $3,273,000 at December 31, 2006, grew $23,906,000 or 8.7% to $298,099,000 at September 30, 2007 from $274,193,000 at December 31, 2006. Investments decreased to $105,093,000 at September 30, 2007 from $134,290,000 at December 31, 2006. Premise and equipment also decreased during the first nine months of 2007 by $415,000 from $16,186,000 at December 31, 2006 to $15,771,000 at September 30, 2007. Deposits grew by 0.4% to $311,249,000 at September 30, 2007 from

$309,953,000 at December 31, 2006. Our shareholders’ equity decreased to $49,885,000 at September 30, 2007 from $51,127,000 at December 31, 2006. During the first nine months of 2007 we experienced two loan charge-offs for $8,000.
Investment Securities
     Our investment policies include strict standards on permissible investment categories, credit quality, maturity intervals and investment concentrations. Our investment strategies are aimed at providing liquidity, maximizing income, managing interest rate risk and minimizing credit risk. We consider the investment portfolio as an alternative to loan originations only when excess liquidity cannot be invested in locally originated loans. Management formulates investment strategies and specific programs in conjunction with the Investment/ALCO Committee of the Board of Directors of the Bank. Management is responsible for making the specific investment purchases within such standards. At September 30, 2007, the investment portfolio was primarily comprised of U.S. government agency debt securities, agency mortgage-backed securities, corporate debt securities, municipal securities and equity securities.
     The estimated fair value of our investment securities available for sale at September 30, 2007 was $105,093,000, including an unrealized loss of $1,795,000 and at December 31, 2006 was $95,335,000, including an unrealized loss of $1,039,000. We formerly maintained a held to maturity portfolio of investments. All held to maturity securities except for one, which was transferred to available for sale as of March 31, 2007, were sold as part of the restructuring program, and there will be no more held to maturity classified securities for the next two years. The held to maturity portfolio was recorded at amortized cost. The amortized cost of the held to maturity portfolio was $38,955,000 at December 31, 2006.
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
     Investment purchases during the nine months ended September 30, 2007 totaled $225,686,000 comprised of $178,133,000 in agency securities, $7,563,000 in corporate debt securities, $3,741,000 in MBS, $513,000 in state and municipal obligations, $2,000,000 in equity securities, $29,963,000 in commercial paper, and $3,773,000 in FHLBNY common stock.
     Securities available for sale are stated at fair market value on the balance sheet with an adjustment to equity for unrealized gains and losses.

     The composition of our investment portfolio is as follows:

	Available for Sale
	September 30, 2007		December 31, 2006
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
	(In thousands)
U.S. Treasury	$—	$—	$2,002	$2,003
U.S. government agencies	50,133	50,105	24,432	24,169
State & municipal obligations	11,600	11,202	14,915	14,926
Mortgage-backed securities	9,963	9,873	18,514	18,264
Corporate debt securities	31,345	30,066	28,140	27,716
Equity securities	3,847	3,847	8,371	8,257
Commerical paper	—	—	—	—

Total	$106,888	$105,093	$96,374	$95,335

	Held to Maturity
	September 30, 2007		December 31, 2006
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
	(In thousands)
U.S. government agencies	$—	$—	$24,998	$24,424
Mortgage-backed securities	—	—	13,957	13,466

Total	$—	$—	$38,955	$37,890

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
     During the first nine months of 2007, loan growth declined from the prior year. Net loans grew by $23,906,000 for the nine months ended September 30, 2007 as compared to net loan growth of $30,728,000 during the same period in 2006. Slower loan growth can be attributed to less demand for new loans, less utilization of existing lines of credit and loan pay-offs, all factors that can be associated with slower economic growth. Loan growth has also been negatively impacted by increased competition from other financial institutions.

Loan Portfolio

	September 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Residential Mortgage	$32,136	10.65%	$32,216	11.61%
Construction	21,198	7.03%	26,184	9.44%
Commercial & commercial real estate	236,925	78.51%	208,632	75.20%
Home Equity	8,496	2.82%	8,969	3.23%
Consumer	2,813	0.93%	1,480	0.53%
Overdrawn Accounts	81	0.03%	11	0.00%
Loans in Process	140	0.05%	—	0.00%
Loan Payments in Process	(59)	-0.02%	(64)	-0.01%
Gross Loans	301,730	100.00%	277,428	100.00%
Deferred Costs, net	61		38

Total Loans	301,791		277,466
Allowance for loan losses	(3,692)		(3,273)

Net Loans	$298,099		$274,193

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
     Non-accrual loans are those where the accrual of interest has ceased. Loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. We had five non-accrual loans for $1,304,000 at September 30, 2007 and one non-accrual loan for $313,000 at September 30, 2006. There were no impaired loans at September 30, 2007 or September 30, 2006. Deposit accounts overdrawn for more than 30 days are reviewed for collectibility, if collection is doubtful the account is charged-off. Subsequent cash receipts are recorded as recoveries.

	Allowance for Loan Loss Activity
	For the nine months ended September 30,
	2007	2006
	(In thousands)
Balance at beginning of year	$3,273	$2,861
Loan charge-offs	(8)	—
Overdraft charge-offs	—	7
Recoveries	5	—
Provision for losses	422	338
Balance at end of period	$3,692	$3,192

     Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans and other real estate owned. We had $1,304,000 of non-performing assets at September 30, 2007 and $313,000 of non-performing assets at September 30, 2006.
Other Real Estate Owned
     We had no other real estate owned at September 30, 2007 or December 31, 2006.
Account Receivables
     Account receivables is primarily our Business Manager/Med Cash program. This is a program that enables us to purchase at a discount and manage the accounts receivable of credit-worthy merchants with required repurchase of delinquent accounts by the merchant and with the merchant’s repurchase obligation supported by a cash collateral account. The purchase of the merchant’s accounts receivable is recognized as accounts receivable in our financial statements. The balance in these accounts as of September 30, 2007 and December 31, 2006 was $2,950,000 and $2,263,000, respectively.

Other Assets
     Other assets totaled $1,160,000 at September 30, 2007 compared to $670,000 at December 31, 2006. Other assets at September 30, 2007 were primarily comprised of prepaid expenses of $228,000, other accounts receivable of $15,000, and deferred tax assets of $1,022,000 with a related allowance account of ($115,000). The significant change in the deferred tax asset account of $711,000 was the result of the balance sheet restructuring done during the first quarter of 2007. At December 31, 2006, other assets were primarily comprised of other accounts receivable of $8,000, deferred tax items of $321,000 and prepaid expenses of $331,000.
Deposits
     We are largely dependent upon our base of competitively priced deposits to provide a stable source of funding. We have retained and grown our customer base since inception through a combination of additional branch locations, quality service, a well-structured product mix, price, convenience, and a stable and experienced staff.
     Total deposits grew by $1,296,000 or 0.4% to $311,249,000 at September 30, 2007 from $309,953,000 at December 31, 2006. Slower loan growth and restructuring in the investment portfolio have reduced the need for aggressive deposit growth providing an opportunity to moderate deposit expense in a rising rate environment. Current deposit gathering efforts are focused on matching deposit growth to the slower rates of loan growth. The majority of our deposits were in time deposits, interest checking, personal money market and corporate money market accounts. It is our continuing goal to increase non-interest bearing deposits which consist primarily of commercial checking accounts and non-interest retail checking accounts. Non-interest bearing deposits are an important source of funds because they lower overall deposit costs. New branch offices typically experience their most rapid initial growth in interest bearing certificates of deposit. Our focus on core deposit growth has been successful in decreasing interest bearing deposits as a percent of total deposits. Interest bearing deposits comprised 91.5% of total deposits at September 30, 2007 compared to 92.7% at December 31, 2006. Non-interest bearing deposits were $26,483,000 or 8.5% and $22,699,000 or 7.3% of total deposits, respectively, at September 30, 2007 and December 31, 2006.
     In August 2003, we opened our second branch site in Galloway, NJ. In July 2004, we opened our third branch site in Margate City, NJ. In August 2005, we opened our fourth branch site in Egg Harbor Township, NJ. In October 2005, we opened our fifth branch site in Cape May Court House, NJ and in June 2006, we opened our sixth branch site in Cape May City, NJ. In October 2006, we opened our seventh branch and second branch site in Egg Harbor Township, NJ. As of September 30, 2007, the Linwood branch had $123,516,000, the Galloway branch had $54,728,000, the Margate branch had $49,058,000, the Egg Harbor Township English Creek branch had $33,372,000, the Cape May Court House branch had $32,777,000, the Cape May City branch had $9,160,000, and the Egg Harbor Township Ocean Heights had $8,638,000 in total deposits.
Borrowings
     Borrowings decreased to $82,723,000 at September 30, 2007 from $91,061,000 at December 31, 2006. As a community bank, our funding strategy is to utilize deposits from our local marketplace as our primary funding source in order to develop and enhance customer relationships. We utilize borrowings to supplement growth in periods when deposit funding is not adequate, when borrowings are more cost effective or as a short-term liquidity source. We also use FLHBNY advances as a source of longer fixed rate interest bearing liabilities to manage interest rate risk and in anticipation of rising interest rates. During the six months ended June 30, 2007 FHLBNY borrowing rates were consistently higher than our retail deposit alternatives. Consequently, we utilized deposits and investment liquidations to fund growth and reduced borrowing whenever possible. Borrowings at September 30, 2007 consisted of reverse repurchase agreements or advances with the FHLBNY and reverse repurchase agreements with Citigroup Global Markets Inc. The FHLBNY borrowings are secured by mortgage loans, commercial loans, agency securities and agency mortgage backed securities as collateral. All borrowings at December 31, 2006 were secured FHLBNY advances and reverse repurchase agreements.

     The following table summarizes our borrowings. Short-term borrowings have maturity dates of twelve months or less. Long-term borrowings have maturity dates in excess of twelve months.

	Borrowings
	September 30, 2007		December 31, 2006
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
Short-term:
FHLB New York advances	$11,723	4.68%	$9,171	4.37%
FHLB New York repurchase agreements	$5,000	3.40%	$14,000	3.98%
Long-term:

FHLB New York advances	23,500	4.10%	31,390	4.10%
FHLB New York repurchase agreements	32,500	4.15%	31,500	4.00%
Other borrowings	10,000	4.49%	5,000	4.37%
Total borrowings	$82,723	4.21%	$91,061	4.09%

Other Liabilities
     Other liabilities at September 30, 2007 of $1,064,000 were comprised of accrued compensation related expenses of $602,000, accounts payable of $28,000, income tax payable of $283,000 and accrued expenses of $151,000. Accrued compensation and related expenses were notably higher at September 30, 2007 compared to December 31, 2006 due to growth in staff, differences in the length of accrual periods and increases in incentive compensation programs. Other liabilities at December 31, 2006 of $578,000 were comprised primarily of accrued compensation and salaries of $336,000, accounts payable of 143,000, and accrued expenses of $99,000.
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
     At September 30, 2007, management believes Bancorp is “well capitalized” and in compliance with all regulatory capital requirements to which it is subject.

Capital Components

	September 30, 2007	December 31, 2006
	(In thousands)
Tier I
Shareholders’ equity	$39,583	$38,978
Net unrealized gains(losses) on investments	(1,795)	(1,057)
Allowable portion of unrealized losses on equity investments	—	114

Total Tier I capital	$41,378	$39,921

Tier II
Allowable portion of the allowance for loan losses	$3,692	$3,273

Total Tier II capital	$3,692	$3,273

Total capital	$45,070	$43,194
Risk Weighted Assets	$391,057	$364,118
Capital Ratios

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2007
Risk based capital ratios:
Tier I	$41,378	10.58%	$15,644	4.00%	$23,466	6.00%
Total capital	$45,070	11.53%	$31,271	8.00%	$39,089	10.00%
Leverage Ratio	$41,378	9.16%	$18,069	4.00%	$22,586	5.00%

December 31, 2006
Risk based capital ratios:
Tier I	$39,921	10.96%	$14,570	4.00%	$21,855	6.00%
Total capital	$43,194	11.86%	$29,136	8.00%	$36,420	10.00%
Leverage Ratio	$39,921	8.86%	$18,023	4.00%	$22,529	5.00%
Dividend Policy
     Our future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, regulation and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Board of Directors out of funds legally available for that purpose. Subsequent to the completion of the merger with Cape Savings Bank which is anticipated to occur in the first quarter of 2008, dividends will be at the discretion of the board of directors of the combined banks.
     Dividend payments by Bancorp to its shareholders are subject to the New Jersey Business Corporation Act, and certain rules and policies of the Federal Reserve Board applicable to bank holding companies. Under the New Jersey Business Corporation Act, dividends may generally be paid if, after giving effect to the dividend, a corporation is able to pay its debts as they become due in the usual course of business and its assets are equal to or exceed its liabilities. Federal Reserve Board policy states that a bank holding company should pay cash dividends only out of income over the past year and only if prospective earnings retention is consistent with the corporation’s expected future needs. Funds available for dividend payments by Bancorp are largely dependent on dividends paid to Bancorp by the Bank, which are subject to the New Jersey Banking Act of 1948 (the “Banking Act”), and the applicable rules of the Federal Deposit Insurance Corporation ( the “FDIC”). Under the Banking Act, no dividends may be paid by the Bank to Bancorp unless, after payment of the dividend, the capital stock of the Bank would be unimpaired, and (a) the Bank will have a surplus of 50% or more of its capital stock or, if not, (b) the payment of the dividend will not reduce the surplus of the Bank. Under the Federal Deposit Insurance Act, the Bank may not pay a dividend if it is in arrears in the payment of any insurance assessment due to the FDIC.

Requirements of federal and state banking agencies for the maintenance of certain levels of capital may also limit the ability of Bancorp and Bank to pay dividends.
     We paid a quarterly cash dividend of $0.10 per share on our common stock on November 5, 2007. There can be no assurance that cash dividends will continue to be paid after the completion of the merger with Cape Savings Bank or that adequate dividend paying ability will exist in the future.
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
Item 4 – Controls and Procedures
     Bancorp, under the supervision and with the participation of Bancorp’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of Bancorp’s disclosure controls and procedures. Based on that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures were effective as of September 30, 2007. There has been no change in Bancorp’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II
Item 1 — Legal Proceedings
     At September 30, 2007, there were no material legal proceedings pending against either the Bank or Bancorp.
Item 1A – Risk Factors
     There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of Boardwalk’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission. Please refer to that section for disclosures regarding the risks and uncertainties related to Bancorp’s business.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     The following chart sets forth share repurchases by the Bancorp during the nine months ended September 30, 2007.

	Total	Average	Total Number of Shares	Maximum Number (or
	Number of	Price Paid	(or Units) Purchased as	Approximate Dollar Value) of
	Shares (or	per Share	Part of Publicly	Shares (or Units) that May Yet
	Units)	(or Units)	Announced Plans or	Be Purchased Under the Plans or
Period	Purchased	Purchased	Programs	Programs
Month #1 (January 1-January 31, 2007)	—			214,791
Month #2 (February 1-February 28, 2007)	4,000	$17.50	4,000	211,312
Month #3 (March 1-March 31, 2007)	11,000	$17.41	11,000	199,793
Month #4 (April 1-April 30, 2007)	1,800	$16.92	1,800	197,903
Month #5 (May 1-May 31, 2007)	1,200	$16.75	1,200	196,710
Month #6 (June 1-June 30, 2007)	—	$0.00	—	196,758
Month #7 (July 1-July 31, 2007)	—	$0.00	—	200,786
Month #8 (August 1-August 31, 2007)	—	$0.00	—	211,786
Month #9 (September 1-September 30, 2007)	—	$0.00	—	213,796
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
Item 5 – Other Information
     Our common stock is quoted on the Nasdaq Global Market under the symbol “BORD”. At September 30, 2007, 12,500,000 shares of common stock were authorized and 4,299,925 shares were outstanding. We had 371 shareholders of record as of September 30, 2007 with all shares held by brokers counted as a single shareholder. No other class of stock is authorized or outstanding.
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

Item 6 – Exhibits
2.1	Agreement and Plan of Reorganization, dated as of July 26, 2007, by and among Cape Bancorp, Inc., Cape Savings Bank, Boardwalk Bancorp, Inc. and Boardwalk Bank (incorporated by reference to Exhibit 2.1 of Boardwalk Bancorp’s Current Report on Form 8-K filed on August 1, 2007).

3.1	Certificate of Incorporation of Boardwalk Bancorp, Inc. (incorporated by reference to Exhibit B of the proxy statement/prospectus included in Boardwalk Bancorp’s Registration Statement on Form S-4 (File No. 333-132195)).

3.2	Bylaws of Boardwalk Bancorp, Inc. (incorporated by reference to Exhibit C of the proxy statement/prospectus included in Boardwalk Bancorp’s Registration Statement on Form S-4 (File No. 333-132195)).

10.1	Amendment No. 1 to Employment Agreement, dated as of June 1, 2007, between Boardwalk Bank and Michael D. Devlin (incorporated by reference to Exhibit 10.2 of Boardwalk Bancorp’s Current Report on Form 8-K filed on June 5, 2007).

10.2	Amendment No. 1 to Change in Control Agreement, dated as of June 1, 2007, between Boardwalk Bank and Wayne S. Hardenbrook (incorporated by reference to Exhibit 10.2 of Boardwalk Bancorp’s Current Report on Form 8-K filed on June 5, 2007)

10.3	Amendment No. 1 to Change in Control Agreement, dated as of June 1, 2007, between Boardwalk Bank and Guy S. Deninger (incorporated by reference to Exhibit 10.2 of Boardwalk Bancorp’s Current Report on Form 8-K filed on June 5, 2007)

31(i)	Rule 13a-14(a) Certification of Chief Financial Officer.

31(ii)	Rule 13a-14(a) Certificate of Chief Executive Officer.

32	Certifications of Chief Financial Officer and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boardwalk Bancorp, Inc. (Registrant)

Dated: November 9, 2007

By:	/s/ Wayne S. Hardenbrook

Name: Wayne S. Hardenbrook
Title: Chief Financial officer
(Authorized Officer and Principal
Financial officer)